Form 10-K
period 1998-10-31
MMH HOLDINGS INC
filed 1999-01-29
CIK 1060948

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended October 31, 1998

Commission         Registrant; State of Incorporation;          IRS EMPLOYER
File Number        Address; and Telephone Number             Identification No.

333-52529          MMH HOLDINGS, INC.                            39-1924039
                   (a Delaware Corporation)
                   4915 South Howell Avenue, 2nd Floor
                   Milwaukee, Wisconsin  53207
                   (414) 486-6100

333-52527          MORRIS MATERIAL  HANDLING, INC.               39-1716155
                   (a Delaware Corporation)
                   4915 South Howell Avenue, 2nd Floor
                   Milwaukee, Wisconsin 53207
                   (414) 486-6100


                                   ----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

                                      None

                                   ----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                                      None

                                   ----------

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                               Yes    No X
                                  ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     As of January 28, 1999, 10,169 shares of MMH Holdings, Inc. Voting Common Stock were outstanding, none of which were held by non-affiliates. In addition, 720 shares of MMH Holdings, Inc. Nonvoting Common Stock were outstanding, all of which were held by non-affiliates. There is no established trading market for MMH Holdings, Inc.'s Nonvoting Common Stock.

     As of January 28, 1999, 100 shares of Morris Material Handling, Inc. Common Stock were outstanding, all of which were held by MMH Holdings, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Item 14 of Part IV are incorporated by reference to: MMH Holdings, Inc.'s Registration Statement No. 333-52529, filed on May 13, 1998; Morris Material Handling, Inc.'s Registration Statement No. 333-52527, filed on May 13, 1998; Amendment No. 2 to MMH Holdings, Inc.'s Registration Statement No. 333-52529, filed on July 22, 1998; and Amendment No. 2 to Morris Material Handling, Inc.'s Registration Statement No. 333-52527, filed on July 22, 1998.

     This combined Form 10-K is separately filed by MMH Holdings, Inc. and by Morris Material Handling, Inc. The financial statements presented in this combined report (collectively, the "Financial Statements") include the financial statements of MMH Holdings, Inc. as well as separate financial statements for Morris Material Handling, Inc. Information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf.


     Certain sections of this Form 10-K, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent management's expectations or beliefs concerning future events. The forward looking statements include, without limitation, the ability of the Registrants to meet their future liquidity needs. The Registrants caution that those statements are further qualified by important factors that could cause actual results to differ from those in the forward looking statements. Certain factors that might cause such a difference are detailed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Factors."

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                       For the Year Ended October 31, 1998


                                                                                          Page
                                                                                          ----

Part I
    Item 1.   Business                                                                     1
    Item 2.   Properties                                                                   9
    Item 3.   Legal Proceedings                                                            9
    Item 4.   Submission of Matters to a Vote of Security Holders                          10

Part II
    Item 5.   Market for the Registrants' Common Stock and Related Stockholder Matters    11
    Item 6.   Selected Financial Data
                  MMH Holdings, Inc.                                                      12
                  Morris Material Handling, Inc.                                          14
    Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                       15
    Item 7A.  Quantitative and Qualitative Disclosures about Market Risk                  22
    Item 8.   Financial Statements and Supplementary Data                                 24
    Item 9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                        60

Part III
    Item 10.  Directors and Executive Officers of the Registrants                         61
    Item 11.  Executive Compensation                                                      64
    Item 12.  Security Ownership of Certain Beneficial Owners and Management              68
    Item 13.  Certain Relationships and Related Transactions                              70

Part IV
    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K             74

Signatures                                                                                80


                                     PART I

ITEM 1.  BUSINESS

     MMH Holdings, Inc. ("Holdings") is a holding company whose sole direct subsidiary is Morris Material Handling, Inc. ("MMH"), a manufacturer, distributor and service provider of "through-the-air" material handling equipment with operations in the United States, United Kingdom, South Africa, Singapore, Canada, Australia, Chile and Mexico. Unless the context requires otherwise, references to the "Company" in this combined 10-K are to MMH, its subsidiaries and their predecessors. For periods prior to March 30, 1998, references to the Company are to the "through-the-air" material handling equipment business (the "MHE Business") of Harnischfeger Corporation ("HarnCo") and those subsidiaries and affiliates of HarnCo that were engaged therein. The Company's original equipment operations design and manufacture a comprehensive line of industrial cranes, hoists and other component products, sold principally under the P&H and Morris brand names. Through its aftermarket operations, the Company provides a variety of related products and services, including replacement parts, repair and maintenance services and product modernizations. In recent years, the Company has shifted its orientation from an original equipment-focused United States manufacturer to an international full service provider with a significant emphasis on the high margin aftermarket business.

Recent Developments:  Recapitalization

     Historically, the Company conducted its business as one of several operating units of Harnischfeger Industries, Inc. ("HII"). Until October 1997, the core United States operations of the Company were conducted directly by HarnCo, a wholly-owned subsidiary of HII, while the remainder of the Company's operations (including the Company's operations in the United Kingdom and South Africa since their acquisition in 1994) were conducted through a number of entities owned, directly or indirectly, by HII and its affiliates. In October 1997, in connection with the anticipated sale of the Company, HarnCo transferred the assets of its Material Handling Equipment Division ("MHE Division") to Material Handling, LLC ("MHLLC"), a newly-created wholly-owned subsidiary of the Company. All non-cash assets held by HarnCo and used exclusively by the MHE Division were transferred or, in the case of leased personal property, subleased to MHLLC or to one of its affiliates. In return, MHLLC assumed substantially all of the liabilities of HarnCo and certain affiliates of HarnCo not engaged in the MHE Business (the "Non-MHE HarnCo Affiliates") relating to the MHE Business.

     On January 28, 1998, HII reached an agreement with MHE Investments, Inc. ("MHE Investments"), a newly formed affiliate of Chartwell Investments Inc., for the sale of an approximately 80 percent common ownership interest in the MHE Business. Pursuant to this agreement, HarnCo and other HII affiliates effected a number of transactions (the "Transactions" or the "Recapitalization") that resulted in Holdings, a preexisting company engaged in the MHE Business, acquiring, through MMH, its newly formed wholly owned subsidiary, the equity interests of all of the various operating entities engaged in the MHE Business. As a result of the reorganization of the MHE Business' legal entities, Holdings and the Company became the successor companies to the MHE Business. The Transactions are accounted for as a recapitalization for financial reporting purposes. Accordingly, the historical basis of the Company's assets and liabilities was not impacted by the Transactions.

     In conjunction with the Recapitalization, which closed on March 30, 1998 (the "Recapitalization Closing"), Holdings sold $60.0 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings' 12% Series A Senior Exchangeable Preferred Stock (the "Holdings Series A Senior Preferred Stock") and 720 shares of non-voting common stock, to institutional investors. In addition, MMH sold $200.0 million aggregate principal amount of 9 1/2% Senior Notes due 2008 (the "Senior Notes") and entered into a senior secured credit facility (the "New Credit Facility").

     At the Recapitalization Closing, (i) MHE Investments paid HarnCo $54.0 million for 72.6% of the common stock of Holdings (the "Holdings Common Stock") (after giving effect to the Transactions) and approximately $28.9 million liquidation preference of the 12 1/2% Series C Junior Voting Exchangeable Preferred Stock of Holdings (the "Holdings Series C Junior Voting Preferred Stock"), (ii) Holdings redeemed certain shares of Holdings Common Stock and Holdings Series C Junior Voting Preferred Stock from HarnCo for $282.0 million in cash (subject to potential post-Recapitalization adjustments as to which an additional $5.0 million was provided to HarnCo) and approximately $4.8 million liquidation preference of the 12 1/4% Series B Junior Exchangeable Preferred Stock of Holdings (the "Holdings Series B Junior Preferred Stock"), and (iii) HarnCo retained approximately 20.8% of the Holdings Common Stock (after giving effect to the Transactions).

     Until the Recapitalization Closing, HII and HarnCo performed a number of functions necessary to the operations of the Company in accordance with past practices, including manufacturing certain products and providing certain information systems, administrative services and credit support. Holdings' and MMH's historical financial statements include charges allocated to the MHE Business by HII for these products and services. Because the Company operates independently of HII since the Recapitalization Closing, however, Holdings' and MMH's pre-Recapitalization performance may not be indicative of future financial results.

     At the Recapitalization Closing, MMH entered into a number of agreements pursuant to which HII and its affiliates will continue to provide to MMH and to its subsidiaries located in the United States, on an interim basis and under substantially the same terms and conditions as before the closing, certain products and services. In addition, HII and MMH entered into a credit indemnification agreement (the "Credit Indemnification Agreement") pursuant to which HII will maintain in place the credit support obligations in existence at the Recapitalization Closing but have no further duty to extend, renew or enter into any new credit support obligations (except as to the MHE Business obligations existing at the Recapitalization Closing). See "Certain Relationships and Related Transactions--Relationship with Harnischfeger." Under the Credit Indemnification Agreement, MMH is required to pay HII, in advance, an annual fee equal to 1% of the amounts outstanding under each letter of credit and bond provided by HarnCo and its affiliates (approximately $33.3 million as of October 31, 1998). MMH paid a pro-rated fee of $290,000 for calendar year 1998 at the Recapitalization Closing. HII is required to refund the Company on a quarterly basis a pro-rata portion of the annual fee for any reductions in the outstanding amount of credit that occurred during such quarter. In addition, the Company will reimburse HII for certain future fees and expenses. The Company also entered into a surety arrangement (the "Surety Arrangement") at the Recapitalization Closing to provide credit support for its post-Recapitalization Closing operations.


     In connection with the Recapitalization, the Company also entered into a trademark license agreement with an affiliate of HarnCo, pursuant to which the Company has the right to use the P&H trademark with respect to all MHE Business products on a worldwide exclusive basis from the date of the Recapitalization Closing until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, the Company or their parents or successors (and for an additional seven years thereafter for aftermarket products and services). The royalty fee for use of the trademark is 0.75% of the aggregate net sales of the MHE Business for the ten year period commencing March 30, 1999.

     For income tax purposes, Holdings and MMH were deemed to acquire the assets of the MHE Business pursuant to Code Section 338(h)(10) in connection with the Transactions. Accordingly, the Recapitalization increased the tax basis of certain assets and created tax-deductible goodwill, which will generate significant future tax deductions to reduce taxable income.

Company and Industry Overview

     Industrial cranes and hoists are critical to the operations of most businesses that require the movement of large or heavy objects. The steel, aluminum, paper and forest products, aerospace, foundry, and automotive industries, among others, rely on "through-the-air" material handling equipment as one of the most flexible and efficient methods of transporting materials within a plant while maximizing the use of available space. Through-the-air material handling equipment provides more efficient space and capacity utilization than fixed conveyors and traditional forklifts. Despite global demand, the industrial crane and hoist industry remains highly fragmented, with four global participants and a large number of regional and local players.

     The industry is comprised of original equipment cranes and hoists, and aftermarket parts, service and modernizations. The United States market for industrial overhead cranes and hoist products is estimated to be approximately $800 million per year and the potential aftermarket for such products is estimated to be approximately $1.2 billion per year. Management estimates that the global market is several times larger. In mature industrialized economies, original equipment growth is driven by the need for upgrades and replacements as well as capacity expansion. Technological innovations such as more compact, space efficient cranes, built in diagnostic systems and sophisticated motors and transmissions, improve operating efficiency and fuel the replacement/upgrade market. In emerging economies, however, the market for overhead cranes is tied principally to industrial development. Demand for aftermarket products and services is driven by general wear and tear of equipment and increases as a result of growth in the installed base of cranes and hoists. Industrial cranes, which typically last 20 to 50 years, require significant aftermarket support in the form of replacement parts, machine modernizations and upgrades, repairs and inspection and maintenance services. Management believes that the global market for outsourced crane maintenance and repair services is continuing to grow as more companies focus on core competencies and use outsourced suppliers.

PRODUCTS AND SERVICES

     The Company's core business was founded in 1884 and material handling machinery and related equipment have been sold under the well-recognized P&H and Morris brand names since the 1890s. The Company has developed a large global installed base of equipment, having sold an aggregate of over a half million cranes and hoists according to management estimates. Management believes that the Company is one of the leading suppliers of industrial overhead cranes in North America, the United Kingdom and South Africa. Management also believes that the Company is one of the largest global providers of aftermarket products and services to the industrial crane industry. Sales outside of North America accounted for 31% of fiscal 1998 net sales, with Western Europe representing 15% and the Pacific Rim representing 4% of net sales. For additional geographical information, see the Financial Statements and notes thereto appearing elsewhere herein.

     The Company operates through two distinct but interrelated business groups:
(i) original equipment and (ii) aftermarket products and services.

     ORIGINAL EQUIPMENT

     The Company's original equipment operations design, manufacture and distribute a broad range of standard and engineered overhead and gantry cranes, hoists and related products. The Company's original equipment products have a reputation for quality, durability and technological innovation.

     ENGINEERED CRANES. Management attributes the Company's position as a leading manufacturer of industrial cranes to its reputation for reliability and engineering sophistication. The Company's engineered cranes are used by customers with unique performance requirements that cannot be achieved with a standard overhead crane. The Company's engineered cranes are individually designed for specific applications in a wide variety of demanding environments and typically have a high load capacity. Each unit is highly engineered, incurring between 300 and 4,500 hours of engineering, and is generally priced between $60,000 and $6.0 million. The Company markets engineered cranes under the P&H and Morris brand names.

     Within the engineered crane market, performance is often the most critical purchase criterion for a customer. Given the premium placed on technological sophistication and specific product performance, customers purchasing highly engineered cranes tend to be less sensitive to the length of time between order and delivery than most standard overhead crane customers. Overall lead times for engineered cranes typically range between 20 and 40 weeks and include on-site inspection of customer needs, in-house engineering and development, manufacturing, product testing and installation. Many engineered crane projects are completed pursuant to contracts on which the Company receives progress payments and for which the Company occasionally must post performance bonds.

     Engineered cranes provide particularly valuable aftermarket opportunities since they often operate in harsh environments and require frequent replacement parts and a high degree of ongoing inspection and maintenance services. Management believes that the Company is well positioned to provide these services for its customers as a result of its product knowledge, expertise and local technical support.

     Due to the advanced design of an engineered crane, these products are generally manufactured at one of the Company's facilities located in Oak Creek, Wisconsin, Loughborough, England or Johannesburg, South Africa. Each of these facilities maintains advanced manufacturing capabilities, sophisticated engineering skills, project management and inspection capabilities.

     STANDARD CRANES. The Company's standard cranes, which utilize pre-engineered components, are adaptable to a wide variety of uses. While the cranes are configured to meet each customer's particular needs, the degree of specific engineering is typically limited to less than 100 hours and most often falls within the 20 to 60 hour range. These cranes typically range in price from $10,000 to $200,000. The Company markets various standard cranes under the P&H, Morris, and various other brand names throughout the world.

     While engineered cranes have typically been produced by larger manufacturers, local crane builders have historically supplied significant numbers of standard cranes. Delivery time and price are key purchase criteria. The Company has successfully grown its standard crane sales by expanding local assembly operations to shorten delivery times and reduce costs.

     HOISTS. The Company manufactures electric wire rope and chain hoists, manual chain hoists and ratchet lever hoists. The Company's hoists range in capacity from 1/8 of a ton to 60 tons and feature a variety of electrical control technologies. Customers select a specific type of hoist based on the number of lifts to be performed per day and the average load capacity. Hoist product prices range from $100 to $150,000, with most sold in the $1,000 to $8,000 range. The Company markets its industrial hoists under the P&H brand name in North and South America and under the Morris brand name in the United Kingdom, South Africa, South America and Southeast Asia. Through the acquisition of Morris Ltd. in 1994, the Company significantly strengthened its position in the hoist marketplace. In 1994, a portion of the Company's Loughborough, England facility used to manufacture electric hoists was destroyed by a fire. The Company rebuilt the facility as a state-of-the-art hoist manufacturing and assembly plant.

     OTHER COMPONENTS. Over the past several years, the Company has significantly expanded its product breadth through strategic acquisitions and the focused application of its technical expertise to complementary component products. Industrial brakes and winches represent two important component products manufactured by the Company and marketed to end-users and/or to other industrial equipment manufacturers.

     AFTERMARKET PRODUCTS AND SERVICES

     The Company's aftermarket business consists of replacement parts, repairs, inspection and maintenance services, and modernizations for products manufactured by both the Company and its competitors. The Company's network of Company-owned distribution and service centers ("DSCs") and independent distributors located around the world is the platform for the Company's aftermarket sales activities, serving as distribution centers for its original equipment and replacement parts as well as the focal point for service activities.

     PARTS AND COMPONENTS. The Company manufactures a wide range of replacement parts and components necessary to maintain cranes and hoists manufactured by both the Company and its competitors. These parts are sold through both DSCs and independent distributors and agents.

     Given the long useful life of an overhead crane, which ranges from 20 to 50 years, the Company's installed base of equipment provides a strong foundation for the Company's aftermarket business. Parts sales are generated by customer requests and through service personnel during scheduled inspections, appraisals and service calls.

     The Company markets both proprietary and commercially available parts for its equipment. Proprietary parts command premium prices because they either have unique design attributes that make them prohibitively expensive to reverse engineer or are critical parts where an inadequate substitute could have catastrophic consequences.

     SERVICE. The Company provides installation, repair, inspection and maintenance services, primarily through its DSC network. The Company provides these services under highly recognized trade names including CRANE AID (South Africa) and UK CRANE SERVICE (United Kingdom).

     The Company has expanded its service offerings as a strategic response to customers' increased interest in outsourcing the repair, inspection and maintenance of overhead cranes and hoists. Currently, management estimates that more than 30% of the Company's total repair and maintenance net sales are from services performed upon cranes and hoists manufactured by its competitors. Management believes that there is significant opportunity to leverage its growing service operations to provide similar services on significantly more of the cranes and hoists manufactured by its competitors.

     In addition to responding to service calls from clients, the Company has expanded its portfolio of services to include inspections for regulatory compliance purposes (such as OSHA) as well as an innovative Crane Appraisal/Repair Evaluation (CARE) program. The CARE program thoroughly assesses the condition and performance of a crane and provides a concise reference document for restoring the equipment to optimal operating performance. Each of these inspection programs sends a highly-trained service technician into customers' factories to evaluate the overall condition of the crane or hoist, and allows the technician to recommend preventive maintenance and replacement components. See "Sales, Marketing and Distribution."

     MODERNIZATIONS. Crane modernizations provide an attractive opportunity for the Company to generate additional revenue from the entire installed base of equipment. By upgrading the electrical and mechanical systems on existing cranes, the Company can help its customers to optimize crane performance and improve the capacity and efficiency of their operations. The cost of modernizing an older crane typically ranges between 10% and 60% of the cost of a new product.

SALES, MARKETING AND DISTRIBUTION

     Due to the diverse nature of its product lines and customer requests, the Company uses multiple sales approaches to serve its large customer base. A majority of sales are generated by Company employees and DSCs. In addition, the Company utilizes a number of independent agents and distributors in certain markets. In many markets, the members of the Company's sales staff specialize in either original equipment or aftermarket products and services. These employees have the ability to effectively identify and service the original equipment and aftermarket needs of the customer, thereby positioning the Company as a single source provider.

     With the exception of very sophisticated original equipment projects, the Company's selling efforts occur primarily at the regional level. For sophisticated original equipment, the Company uses dedicated worldwide product or engineering specialists to "team sell" the products. In this process, the team provides written specifications, design concept consulting, project scope development and project financial planning.

     In order to develop stronger and more knowledgeable customer relationships, the Company has developed a DSC network, bringing the Company's parts and service operations closer to the customer. The Company's DSC network provides three distinct yet integrated functions: (i) a distribution network for parts;
(ii) a sales organization for original equipment; and (iii) an installation, repair, inspection and maintenance service operation. The Company has significantly expanded its DSC network in recent years through both acquisitions of previously independent distributors as well as the start-up of new DSCs.

     The Company's DSC network consists of 68 locations, including 40 in North America. Over the past four years, the Company has built a DSC network in the United Kingdom with 12 locations that operate under the UK Crane Service trade name. The Company's DSC network in South Africa presently consists of 10 locations that operate under the Crane Aid trade name.

     The DSC network maintains an inventory of fast-moving parts and deploys fully equipped service technicians, to provide product support to local customers. Certain of the Company's DSCs also build small, standardized original equipment cranes, which has enabled the Company to increase its penetration of the standard crane market. The Company's goal is to have a DSC in each key industrial market in North America. In certain customer locations, the Company has technicians permanently on site to provide immediate technical support or routine preventive maintenance.

     The following table outlines the Company's current DSC network:


Location                  Principal Trade Names                         Number
-------------------------------------------------------------------------------
North America             P&H Material Handling Center                    40
United Kingdom            UK Crane Service                                12
South Africa              Crane Aid                                       10
Southeast Asia            Morris Blooma                                   1
Australia                 Morris Powerlec and Morris JDN                  3
Chile                     Morris Chile                                    2


     The Company's distribution and service operations are also supported by distributor and agent relationships in more than 50 countries, many of which are unwritten arrangements that may be terminated at any time.

MANUFACTURING

     The Company employs high-quality, technically advanced manufacturing at its core facilities. The Company utilizes specialized manufacturing facilities in combination with regional assembly to balance the different operational requirements faced by a full service participant in the overhead crane and hoist industry.

     The specialized manufacturing facilities build highly engineered cranes and utilize advanced technology throughout the manufacturing process. These facilities support the regional DSC crane assembly operations by providing high-quality, standardized components which are manufactured using processes which are not economical for smaller, regional facilities. For example, due to the specialized nature of the machining and assembly processes associated with hoists and brake systems, focused manufacturing facilities located in Loughborough (hoists) and Toronto (brakes) are used to produce the majority of these components for distribution to the Company's facilities throughout the world. This centralization allows the Company to take advantage of economies of scale and focused engineering resources while supporting the Company's objective of standardizing component design and manufacturing.

     By providing light manufacturing and assembly of standardized overhead crane products on a regional basis, the Company addresses customers' demand for cost effective products and shorter lead-times. This regional manufacturing strategy also benefits the Company's new product development efforts since the regional DSC manufacturers have a better understanding of end-users' performance needs.

RAW MATERIALS

     The Company maintains strong relationships with a large number of suppliers both domestically and abroad. Typically, the Company will source raw materials from a local supplier in the region of the manufacturing facility, often entering into a blanket purchase order or an equivalent arrangement to reduce costs. Under certain circumstances, however, the Company will establish a long-term supply arrangement, either in an attempt to secure product consistency or to take advantage of volume discounts. Some of the materials most frequently purchased by the Company include steel, electric motors, castings and forgings, electrical controls and components, and power transmission and related components. Substantially all of the materials purchased by the Company are available from a variety of sources within the country of manufacture or abroad.

BACKLOG

     The Company's backlog of orders at October 31, 1998 was approximately $97.3 million compared to approximately $97.7 million at October 31, 1997. Bookings for the year ended October 31, 1998 were $317.5 million as compared to $318.5 million for the year ended October 31, 1997. The Company's orders for standard hoist products are usually shipped within 3 to 12 weeks. Overall lead times for products that are manufactured to customer's specifications typically range between 12 and 40 weeks. The backlog of orders that will not be shipped in fiscal 1999 is estimated to be approximately $1.5 million.

WARRANTIES

     The Company generally provides a warranty on its products for periods of one to two years. At October 31, 1998, the Company had accrued warranties of approximately $2.3 million.

TRADEMARKS AND BRAND NAMES

     The Company offers its equipment and services primarily under the P&H and MORRIS brand names. The P&H and MORRIS trademarks, which have been consistently used for over 100 years, are recognized in important markets around the world. P&H is currently used on above-ground mining equipment manufactured by HarnCo, mobile construction cranes manufactured by Terex (the successor to the former mobile construction crane division of HarnCo), as well as on the crane and hoist products manufactured by the Company or related services offered by the Company. HarnCo has licensed to the Company the sole and exclusive right to use the P&H trademark on a worldwide basis in connection with "through-the-air" material handling original equipment from the date of the Recapitalization Closing until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, the Company or their parents or successors, and for an additional seven years in connection with aftermarket products and services. The royalty fee for use of the trademark is 0.75% of the aggregate net sales of the MHE Business for the ten year period commencing March 30, 1999. See "Certain Relationships and Related Transactions."

     The Company also sells products under the KAVERIT and MONDEL trademarks in Canada and the Powerlec and JDN Monocrane trademarks in Australia. It provides aftermarket service under the UK CRANE SERVICE trademark in the United Kingdom and the CRANE AID trademark in South Africa. The Company also uses a variety of other marks in different countries. There are no known conflicts or third party rights which would materially impact the Company's limited use of the P&H trademark in connection with the Company's business activities for the life of the license agreement or use of its other trademarks.

PATENTS

     The Company owns 62 United States patents and pending patent applications and 89 foreign patents and pending patent applications, primarily in Canada, Japan, Mexico and the United Kingdom. The Company has acquired patents pertaining to improvements in stacker cranes, portal cranes, anti-sway cable reeving systems for cranes, automation and controls, and crane wheel and rail configurations to prevent skewing of rail-mounted cranes. Most of the products manufactured by the Company are proprietary in design and the Company is not aware of any subsisting patents held by others which would be infringed by the manufacture and sale of the Company's current lines of crane and hoist products. Patents are important to the Company because, among other things, they prevent competitors from using the Company's proprietary inventions and designs. The Company believes this provides a competitive advantage in the marketplace. However, the Company's overall competitive position is not dependent upon a particular patent, nor would the loss of any particular patent have a material impact upon the Company's competitive or financial position. Nonetheless, the Company expects to continue to protect its proprietary technology through patents and other forms of intellectual property. The Company has aggressively pursued infringement of its proprietary rights and intends to continue to do so should the need arise. The Company's patents have a duration ranging from approximately one to eighteen years, depending on the filing dates of the patent applications.

COMPETITION

     The industrial crane and hoist industry is highly fragmented, with four global participants and many regional and local players. Therefore, the markets in which the Company operates are highly competitive, and the Company faces competition from a number of different manufacturers in each of its product areas and geographic markets, both domestic and foreign. Globally, the Company believes it is one of the four largest manufacturers of industrial overhead cranes and one of the largest providers of related aftermarket products and services. Other global competitors include Mannesmann Dematic AG, a subsidiary of Mannesmann AG; Columbus McKinnon Corp.; and KCI Konecranes International Corp. Within specific geographic and product markets, the market share of the top participants often varies.

GOVERNMENTAL REGULATION

     ENVIRONMENTAL REGULATION

     The Company's operations and properties worldwide are subject to extensive and changing legal requirements and regulations pertaining to environmental matters. In 1998, expenditures in connection with the Company's compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on the Company's earnings or competitive position.

     The principal environmental compliance issues that arise in connection with the Company's manufacturing facilities are hazardous/solid waste disposal and air emissions (primarily paint and welding). The Company's DSCs do not create environmental conditions that materially affect the Company's operations.

     The Resource Conservation and Recovery Act ("RCRA") requires the Company to manage and recycle or dispose properly of the wastes it generates from its manufacturing operations. Similar foreign hazardous waste laws and regulations apply to the Company's facilities outside the United States. RCRA and these other hazardous waste laws and regulations include storage, management and manifest provisions, among others. The Company has agreements worldwide with hazardous waste management firms to recycle or dispose properly of generated hazardous wastes. Many of the Company's regional distribution centers have a "parts washer sink" on-site, and the spent solvents generated from these minor cleaning activities are managed, collected and recycled under contracts with waste management firms. The Company is not aware of any material non-compliance with applicable hazardous waste laws and regulations at its facilities or operations.

     Under the Clean Air Act, the States have adopted an array of control measures and programs to minimize certain hazardous air pollutants and particulate matter. The Company has obtained necessary permits for any affected facilities. Foreign clean air laws and regulations address many of the same pollutants and issues. Considerable regulatory activity is expected in the next ten years with the implementation of 1997 changes to the national ambient air quality standards for ozone and particulate matter. The Company has made a number of select investments in equipment at its primary manufacturing sites in anticipation of these changes. The adoption of some of these additional clean air regulations might require the Company to make further capital expenditures not currently anticipated and that may be material.

     In connection with the ownership of its properties and operation of its business, the Company may also be subject to liability under various federal, state, local and foreign laws, regulations and ordinances relating to clean-up and removal of hazardous substances on, under or in such properties. Certain laws, such as the Comprehensive Environmental Response, Compensation and Liability Act, typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous substances. Persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous substances also may be liable for the costs of removal and remediation of such substances at the treatment or disposal site, regardless of whether such site is owned or operated by such person. Under the terms of the Recapitalization Agreement, HarnCo retained all liability for the only two, open environmental clean-up claims brought against HarnCo in the Milwaukee area. The Company and its management are not aware of any other material environmental clean-up claim which is pending or is threatened against the Company, but there can be no assurance that any such claim will not be asserted against the Company in the future.


     The Company has undergone significant expansion in recent years through acquisitions, and management has decided that it is important for the Company's operations to adopt a "proactive" compliance management approach to environmental matters. The Company hired a manager of safety, health and environmental affairs in September 1996 to oversee worldwide compliance, and staff have been designated to lead compliance activities at each facility. The Company also is developing an "Annual Compliance Calendar" matrix for all required facility reports and an audit system for all environmental, safety and health issues. A key component of the Company's environmental strategic management plan is training for managers and employees.

     It is likely that situations will arise from time to time requiring the Company to incur expenditures in order to ensure continuing regulatory compliance. The Company is not aware of any environmental condition or any operation at any of its properties or facilities, either individually or in the aggregate, which would cause expenditures that would result in a material adverse effect on the Company's results of operations, financial condition, or competitive position. There could be future, unknown environmental regulatory changes that could have a material effect.

     In connection with the Transactions, an environmental assessment of certain of the Company's properties and operations at which the Company may have potential environmental liabilities was conducted. This environmental assessment indicated that no environmental matters or compliance issues exist that would have a material adverse effect on the Company's earnings or competitive position. The Company has followed up on certain of the recommendations made in the environmental assessment with respect to both United States and foreign properties. There can be no assurance that unknown conditions at the Company's facilities will not result in potential liabilities that may be material.

     The Loughborough, England facility is subject to an air emissions permit, the limits of which became enforceable in April 1998. The Company has retained a consultant who has conducted tests to determine if the facility complies with such limits. The test results indicated that the Company exceeded emission limits in one area. Operational changes have been implemented. The Company has submitted a proposal to the Charnwood Borough Counsel and is awaiting a formal response. At this time it is not anticipated that material expenditures will be required.

     OTHER REGULATION

     The Company's operations also are subject to many other laws and regulations, including those relating to workplace safety and worker health (principally OSHA and regulations thereunder in the United States and similar laws in most other countries). The Company believes it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its cash flow, results of operations or financial condition.

EMPLOYEES

     At October 31, 1998, the Company employed 2,028 persons, of whom 878 were hourly and 1,150 were salaried personnel. Approximately 66.7% of the Company's hourly employees are represented by unions. The Company's unionized employees in the United states are covered by a collective bargaining agreement with the United Steelworkers of America, Local 1114, which expires August 31, 2002. In addition, the Company is a party to several agreements with unions representing certain of its employees in Mexico, South Africa and the United Kingdom. These agreements all have one year terms. The Company believes that its relations with its employees are good.


ITEM 2.  PROPERTIES

     The Company maintains its corporate headquarters in Milwaukee, Wisconsin and conducts its principal operations at the following facilities:

                                                                             Square
Location                 Utilization                                         Footage    Owned/Leased
-------------------------------------------------------------------------------------------------------
Loughborough, U.K.       Crane/hoist manufacturing                           420,000   Owned (a)
Oak Creek, WI            Crane/hoist/winch manufacturing                     277,000   Owned
Johannesburg, S.A.       Crane/hoist manufacturing                           124,000   Owned
Franklin, OH             Regional fabrication/remanufacturing                 75,000   Owned
Mexico City, Mexico      Crane/hoist manufacturing/distribution/service       65,000   Owned
Edmonton, Canada         Crane/hoist regional manufacturing/service           58,300   Owned
Ontario, Canada          Crane manufacturing/distribution/service             20,000   Owned
Windsor/Madison, WI      Crane/hoist remanufacturing                          55,000   Leased (b)
Mauldin/Greenville, SC   Regional crane assembly/service                      40,400   Leased (c)
Birmingham, AL           Regional crane assembly/service                      36,500   Owned/Leased (d)
Melbourne, Australia     Crane/hoist manufacturing/service                    30,000   Leased (e)
Singapore, Singapore     Parts warehouse/crane assembly/hoist distribution    21,200   Licensed (f)
Toronto, Canada          Brake systems and parts manufacturing                17,600   Leased (g)
Sydney, Australia        Material handling equipment distribution/service     14,000   Leased (h)


----------
(a)  Unused portions are leased to unrelated third parties.

(b)  Lease expires May 31, 2002.

(c)  Lease expires December 31, 2004.

(d) The Company owns the property with the exception of a portion thereof leased (with an option to purchase) from the Industrial Revenue Board of Birmingham.

(e)  Lease expires August 4, 2003.

(f) The property is held under a license granted pursuant to a building agreement with the Jurong Town Corporation of Singapore. Subject to compliance with certain stipulated conditions in such agreement, the Company is to be granted a 30-year lease of the property from April 1, 1994.

(g)  Lease expires February 15, 2000.

(h)  Lease expires June 30, 2003.

     The Company also leases a number of other properties as DSCs in the United States, Canada, the United Kingdom, South Africa, Australia, Chile and Mexico.

     The Company believes that its properties have been adequately maintained, are in generally good condition, and are suitable for the Company's business as presently conducted. The Company believes its existing facilities provide sufficient production capacity for its present needs and for its anticipated needs in the foreseeable future. The Company also believes that upon the expiration of its current leases, it either will be able to secure renewal terms or enter into leases for alternative locations at market terms.

ITEM 3.  LEGAL PROCEEDINGS

     In October 1998, the Company received a request to arbitrate a claim from a former customer, arising out of an accident that occurred in Ireland involving two cranes sold by the Company in 1992. The claim alleges direct damages of approximately $12.8 million plus lost revenue due to business interruption. The Company is working with its insurance broker to determine the availability of insurance coverage, if any. The contract between the Company and the claimant provides that the contract is governed by Irish law and that all disputes are to be resolved by arbitration in Ireland. Given the recent nature of the claim, it is not possible to reasonably estimate the range of any potential loss in the event that insurance coverage is not available. Management intends to vigorously defend the matter.

     The Company is also involved from time to time in various other routine litigation incident to its operations. Although the outcome of those matters cannot be predicted with certainty, management believes that any such pending or threatened litigation will not have a material adverse effect on its consolidated results of operations and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for Holdings' Voting Common Stock, par value $.01 per share (the "Holdings Voting Common Stock"), or Holdings' Nonvoting Common Stock, par value $.01 per share (the "Holdings Nonvoting Common Stock"). As of January 26, 1999, there were two holders of Holdings Voting Common Stock and eight holders of Holdings Nonvoting Common Stock.

     Holdings has not paid or declared any cash dividends during the last two fiscal years and does not anticipate paying cash dividends on the Holdings Voting Common Stock or Holdings Nonvoting Common Stock in the foreseeable future. The ability of Holdings to obtain cash resources to pay cash dividends on its capital stock is restricted by the terms of the New Credit Facility and the Note Indenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     There is no established public trading market for MMH's Common Stock, par value $.01 per share (the "MMH Common Stock"). Holdings owns all of the issued and outstanding MMH Common Stock.

     MMH paid a $5.0 million dividend to Holdings in connection with the Recapitalization on March 30, 1998. In addition, MMH paid an aggregate of $2.5 million in dividends to Holdings during the remainder of fiscal 1998.

     On March 29, 1998, Holdings issued 100,000 shares of its new common stock and 30,000 shares of Holdings Series C Junior Voting Preferred Stock to HarnCo in exchange for the 450 shares of its old Class A common stock then issued and outstanding to HarnCo. On March 30, 1998, Holdings issued 4,809 shares of $1,000 liquidation preference Holdings Series B Junior Preferred Stock to HarnCo in connection with the redemption of 89,831 shares of its common stock and 1,145 shares of Holdings Series C Junior Voting Preferred Stock. No underwriter was involved in either transaction, both of which were exempt from registration under Section 4(2) of the Securities Act.

     Holdings sold 57,710 shares of $1,000 liquidation preference of Holdings Series A Senior Preferred Stock to CIBC Oppenheimer Corp. ("CIBC") in a private placement to finance the Recapitalization on March 30, 1998. The private placement of the Holdings Series A Senior Preferred Stock was in reliance on Regulation D under the Securities Act and/or on Section 4(2) of the Securities Act. The underwriting discount was $2.9 million. CIBC re-sold the Holdings Series A Senior Preferred Stock as part of the Series A Units in an offering exempt from registration under Rule 144A of the Securities Act.

     Holdings also sold 720 shares of Holdings Nonvoting Common Stock to CIBC Oppenheimer Corp. in a private placement for $2.3 million on March 30, 1998. The private placement of the Holdings Nonvoting Common Stock was in reliance on Regulation D under the Securities Act and/or Section 4(2) of the Securities Act. The underwriting discount was $91,600. CIBC re-sold the Holdings Nonvoting Common Stock as part of the Series A Units in an offering exempt from registration under Rule 144A of the Securities Act.

     On March 4, 1998, MMH issued 10 shares of its common stock to Holdings for $10. On March 24, 1998, MMH issued an additional 190 shares of its common stock to Holdings, in exchange for the contribution by Holdings to MMH of all of the Holdings' equity interests in the entities engaged in the MHE Business. No underwriter was involved in either transaction, which were exempt from registration under Section 4(2) of the Securities Act.

     Appropriate legends were affixed to the stock certificates issued in the above transactions.

Item 6.  Selected Financial Data

     For the purposes of this Form 10-K, it is assumed that Holdings has historically owned the capital stock of MMH, that all the assets of the MHE Business were owned by subsidiaries of MMH and that, immediately prior to the consummation of the Recapitalization, the historical combined financial statements of Holdings were identical to those of the Company.


                               MMH Holdings, Inc.

                             Selected Financial Data
                             (dollars in thousands)


                                              Fiscal Year Ended October 31,
                               ---------------------------------------------------------
                                 1998         1997        1996        1995       1994(a)
                               ---------    ---------   ---------   ---------   --------
                                                                                   (unaudited)
INCOME STATEMENT DATA:
Net Sales                      $ 317,857    $ 353,350   $ 323,735   $ 243,169   $109,429
Gross profit                      90,866       92,556      76,176      56,765        N/A
Other income - net                 1,331        2,649       1,149       3,766        N/A
Selling, general and
  administrative expenses         61,355       56,806      44,968      36,931        N/A
HII Management fee                 1,155        2,862       2,341       1,878        N/A
Nonrecurring employee
  benefit costs (b)                3,013            0           0           0        N/A
Direct expenses (c)                                                               97,335
                               ---------    ---------   ---------   ---------   --------
Operating income                  26,674       35,537      30,016      21,722        N/A
Excess of revenues over
  direct expenses                                                                 12,094
Net income                         4,291    $  20,853   $  18,446   $  13,476        N/A
                                            ---------   ---------   ---------   --------
                                            ---------   ---------   ---------   --------

Dividends on preferred stock      (6,545)

Amortization of preferred
stock discount                      (338)
                                --------

Net loss attributable
  to Common Stock              ($  2,592)
                                --------
                                --------



                                             As of October 31,
                           -------------------------------------------------------
                             1998       1997       1996       1995        1994(a)
                           --------   --------   --------   --------     ---------
                                                                        (unaudited)
BALANCE SHEET DATA:

Total assets               $310,997   $199,600   $189,058   $151,168
Divisional assets (d)                                                    $128,465
Total debt                  265,338      6,088      2,044      4,704          N/A
Mandatorily redeemable
  preferred stock            95,351          0          0          0            0


(a) Prior to 1995, the Company did not determine its financial position or results of operations on a stand alone basis as its financial and management reporting information was commingled with other operating divisions of HII. As a result, the Company's summary data as of and for the year ended October 31, 1994 is limited and certain historical financial data is not available.

(b) Represents severance costs associated with restructuring the Company's United Kingdom and United States manufacturing operations of $1,797 and incentives to certain members of management of $1,216. While the cost of the incentive payments appear on the Company's income statement, HII, the Company's former parent, not the Company, was responsible for paying these incentives.

(c) Direct expenses are those costs of goods sold, selling expenses and general and administrative expenses associated with the division.

(d) Divisional assets include property, plant and equipment, cash, accounts receivable, unbilled receivables, inventories and intangible assets.

                         Morris Material Handling, Inc.

                             Selected Financial Data
                             (dollars in thousands)


                                        Fiscal Year Ended October 31,
                            ----------------------------------------------------
                              1998       1997       1996       1995      1994(a)
                            --------   --------   --------   --------   --------
                                                                       (unaudited)
INCOME STATEMENT DATA:
Net Sales                   $317,857   $353,350   $323,735   $243,169   $109,429
Gross profit                  90,866     92,556     76,176     56,765        N/A
Other income - net             1,331      2,649      1,149      3,766        N/A
Selling, general and
  administrative expenses     61,355     56,806     44,968     36,931        N/A
HII Management fee             1,155      2,862      2,341      1,878        N/A
Nonrecurring employee
  benefit costs (b)            3,013          0          0          0        N/A
Direct expenses (c)                                                       97,335
                            --------   --------   --------   --------   --------
Operating income              26,674     35,537     30,016     21,722        N/A
Excess of revenues over
  direct expenses                                                         12,094
Net income                  $  4,291   $ 20,853   $ 18,446   $ 13,476        N/A
                            --------   --------   --------   --------   --------
                            --------   --------   --------   --------   --------



                                             As of October 31,
                            ----------------------------------------------------
                              1998       1997       1996       1995      1994(a)
                            --------   --------   --------   --------   --------
                                                                       (unaudited)
BALANCE SHEET DATA:

Total assets                $310,997   $199,600   $189,058   $151,168
Divisional assets (d)                                                   $128,465
Total debt                   265,338      6,088      2,044      4,704        N/A



(a) Prior to 1995, the Company did not determine its financial position or results of operations on a stand alone basis as its financial and management reporting information was commingled with other operating divisions of HII. As a result, the Company's summary data as of and for the year ended October 31, 1994 is limited and certain historical financial data is not available.

(b) Represents severance costs associated with restructuring the Company's United Kingdom and United States manufacturing operations of $1,797 and incentives to certain members of management of $1,216. While the cost of the incentive payments appear on the Company's income statement, HII, the Company's former parent, not the Company, was responsible for paying these incentives.

(c) Direct expenses are those costs of goods sold, selling expenses and general and administrative expenses associated with the division.

(d) Divisional assets include property, plant and equipment, cash, accounts receivable, unbilled receivables, inventories and intangible assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT. THE COMPANY'S FISCAL YEAR ENDS OCTOBER 31. CONSEQUENTLY, ANY REFERENCE TO ANY PARTICULAR FISCAL YEAR MEANS THE FISCAL YEAR ENDED OCTOBER 31 OF SUCH YEAR.

GENERAL

     The Company is a leading international provider of "through-the-air" material handling products and services used in most manufacturing industries. The Company's original equipment operations design and manufacture a comprehensive line of industrial cranes, hoists and component products. Through its aftermarket operations, the Company provides a variety of related products and services, including replacement parts, repair and maintenance services and product modernizations. In recent years, the Company has shifted its orientation from an original equipment-focused United States manufacturer to an international full service provider with a significant emphasis on the high margin aftermarket business. The Company's revenues are derived principally from the sale of industrial overhead cranes, component products and aftermarket products and services.

     RECAPITALIZATION. Historically, the Company conducted its business as one of several operating units of HII. Prior to March 30, 1998, the core United States operations of the Company were conducted directly by HarnCo, while the remainder of the Company's operations throughout the world were conducted through a number of entities owned, directly or indirectly, by HII and its affiliates.


     On January 28, 1998, HII reached an agreement with MHE Investments a newly formed affiliate of Chartwell Investments Inc., for the sale of an approximately 80 percent common ownership interest in the MHE Business. Pursuant to this agreement, HarnCo and other HII affiliates effected a number of transactions that resulted in Holdings, a preexisting company engaged in the MHE Business, acquiring, through MMH, its newly formed wholly-owned subsidiary, the equity interests of all of the operating entities engaged in the MHE Business. As a result of the reorganization of the MHE Business' legal entities, Holdings and the Company became the successor companies to the MHE Business. The Transactions are accounted for as a recapitalization for financial reporting purposes. Accordingly, the historical basis of the Company's assets and liabilities was not impacted by the Transactions.

     In conjunction with the Recapitalization, which closed on March 30, 1998, Holdings sold $60.0 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings Series A Senior Preferred Stock and 720 shares of non-voting common stock, to institutional investors. In addition, MMH sold $200.0 million aggregate principal amount of its Senior Notes and entered into the New Credit Facility.

     At the Recapitalization Closing, (i) MHE Investments paid HarnCo $54.0 million for 72.6% of the Holdings Common Stock (after giving effect to the Transactions) and approximately $28.9 million liquidation preference of the Holdings Series C Junior Voting Preferred Stock, (ii) Holdings redeemed certain shares of Holdings Common Stock and Holdings Series C Junior Voting Preferred Stock from HarnCo for $282.0 million in cash (subject to potential post-Recapitalization adjustments as to which an additional $5.0 million was provided to HarnCo) and approximately $4.8 liquidation preference of the Holdings Series B Junior Preferred Stock, and (iii) HarnCo retained approximately 20.8% of the Holdings Common Stock (after giving effect to the Transactions).

     Until the Recapitalization Closing, HII and HarnCo performed a number of functions necessary to the operations of the Company in accordance with past practices, including manufacturing certain products and providing certain information systems, administrative services and credit support. Holdings' and MMH's historical financial statements include charges allocated to the MHE Business by HII for these products and services. Because the Company operates independently of HII since the Recapitalization Closing, however, Holdings' and MMH's historical performance may not be indicative of future financial results.

     At the Recapitalization Closing, MMH entered into a number of agreements pursuant to which HII and its affiliates will continue to provide to MMH and to its subsidiaries located in the United States, on an interim basis and under substantially the same terms and conditions as before the closing, certain products and services. In addition, HII and MMH entered into the Credit Indemnification Agreement pursuant to which HII will maintain in place the credit support obligations in existence at the Recapitalization Closing but have no further duty to extend, renew or enter into any new credit support obligations (except as to the MHE Business obligations existing at the Recapitalization Closing). Under the Credit Indemnification Agreement, MMH is required to pay HII, in advance, an annual fee equal to 1% of the amounts outstanding under each letter of credit and bond provided by HII and its affiliates (approximately $33.3 million as of October 31, 1998). MMH paid a pro-rated fee of $290,000 for calendar year 1998 at the Recapitalization Closing. HII is required to refund the Company on a quarterly basis a pro-rata portion of the annual fee for any reductions in the outstanding amount of credit that occurred during such quarter. In addition, the Company will reimburse HII for certain future fees and expenses. The Company also entered into a Surety Arrangement to provide credit support for its post-Recapitalization Closing operations.

     In connection with the Recapitalization, the Company also entered into a trademark license agreement with an affiliate of HarnCo, pursuant to which the Company has the right to use the P&H trademark with respect to all MHE Business products on a worldwide exclusive basis from the date of the Recapitalization Closing until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, the Company or their parents or successors (and for an additional seven years thereafter for aftermarket products and services). The royalty fee for use of the trademark is 0.75% of the aggregate net sales of the MHE Business for the ten year period commencing March 30, 1999.

     For income tax purposes, Holdings and MMH were deemed to acquire the assets of the MHE Business pursuant to Code Section 338(h)(10) in connection with the Transactions. Accordingly, the Recapitalization increased the tax basis of certain assets and created tax-deductible goodwill, which will generate significant future tax deductions to reduce taxable income.

ACQUISITIONS

     During fiscal year 1998, the Company completed the purchase of four businesses, one in Arizona, one in Ontario, Canada and two in Australia. The combined purchase price for these four acquisitions was $11.2 million, including cash consideration paid subsequent to October 31, 1998. These four acquisitions, which are primarily related to the Company's aftermarket business, contributed approximately $3.7 million in sales and $0.2 million in EBITDA to the Company's results during fiscal 1998.

RESULTS OF OPERATIONS

FISCAL 1998 AS COMPARED TO FISCAL 1997

     Net sales in fiscal 1998 decreased $35.5 million or 10.0% to $317.9 million from $353.4 million in fiscal 1997. The decrease in net sales was primarily the result of a decrease in engineered crane sales worldwide as fiscal 1997 included the completion of several large projects in both the United States and the United Kingdom without a corresponding level of projects in fiscal 1998. The decline in engineered crane sales was largely due to a downturn in orders in the United Kingdom container crane business and the failure to win certain large projects in the United States. This decrease was offset, in part, by an increase in (i) standard crane sales due to a product mix shift away from engineered cranes, new product sales (trolleys) and the continued expansion of the Company's DSC network, (ii) modernization sales due to the completion of several large projects and (iii) sales of parts, service, hoists and components also due to the expanded DSC network. These increases also were due, in part, to a full year's operation of a DSC in Ohio acquired in February 1997 and to sales of the four acquisitions made during 1998.


     Other income - net decreased from $2.6 million in fiscal 1997 to $1.3 million in fiscal 1998 primarily due to the recognition of a $2.0 million gain in fiscal 1997 on an insurance claim relating to a fire at the Morris Mechanical Handling Ltd. facility in the United Kingdom in fiscal 1995. Other income - net in fiscal 1998 includes a gain of approximately $0.3 million on the sale of certain fixed assets, including a building.

     Cost of sales decreased $33.8 million or 13.0% to $227.0 million in fiscal 1998 from $260.8 million in fiscal 1997 primarily due to the lower sales volumes described above. Cost of sales as a percentage of net sales also decreased, from 73.8% in fiscal 1997 to 71.4% in fiscal 1998. This improvement is a result of a shift in the Company's sales mix toward the higher margin standard cranes and aftermarket products and away from engineered cranes.

     Selling, general and administrative expenses increased $4.6 million or 8.1% to $61.4 million in fiscal 1998 from $56.8 million in fiscal 1997 due to expenses related to the businesses acquired in 1997 and 1998, unabsorbed engineering costs due to lower engineered crane sales, additional costs associated with the separation from HII, including the staffing of corporate tax and treasury functions and rent on new corporate headquarters, and management fees included in fiscal 1998 for periods subsequent to the Recapitalization.

     As a result of the Recapitalization, the Company experienced a series of non-recurring employee benefit costs. These costs included severance costs of $1.8 million associated with restructuring the Company's United States and United Kingdom manufacturing operations and incentive payments of $1.2 million to certain members of management. While the cost of these incentive payments appears on the Company's income statements, HII, the Company's former parent, paid these incentives.

     Approximately $16.5 million in third party interest expense was recorded in fiscal 1998, including $14.5 million in interest expense on the Senior Notes and under the New Credit Facility and $1.2 million of amortization of related deferred financing costs. The Company also incurred $0.8 million in interest expense on other borrowings outstanding.

     The provision for income taxes was approximately 50.9% of income before income taxes and minority interest for fiscal 1998 as compared to 39.9% for fiscal 1997. This increase is due in large part to higher foreign effective tax rates, the nondeductible divestiture bonus expense charge and the effect of an increase in the deferred tax valuation allowance.

     Net income decreased $16.6 million or 79.4% to $4.3 million in fiscal 1998 from $20.9 million in fiscal 1997. Net income represented 1.3% of net sales in fiscal 1998 compared to 5.9% of net sales in fiscal 1997.

FISCAL 1997 AS COMPARED TO FISCAL 1996

     Net sales in fiscal 1997 increased $29.7 million or 9.2% to $353.4 million from $323.7 million in fiscal 1996. The increase in net sales was primarily the result of

     (i)  the acquisition of a DSC in Ohio in February 1997;

     (ii) the full year impact in fiscal 1997 of the acquisition of a DSC in Alberta, Canada in May 1996;

     (iii)an increase in sales of standard cranes and aftermarket products and services through the existing North American DSC network;

     (iv) an increase in engineered crane sales in the United Kingdom due to several large port crane and warehouse automation projects; and

     (v) an increase in sales of standard cranes and aftermarket products and services through the United Kingdom DSC network.

     These increases were offset, in part, by:

     (i) a decrease in engineered crane sales in the United States due to the unusually high level of large projects recorded in 1996; and

     (ii) an increase in intercompany sales eliminations primarily due to the increase in sales of products and services through the Company's North American DSC network rather than through independent distributors.

     Other income--net increased to $2.6 million in 1997 from $1.1 million in 1996 due principally to a $2.0 million gain in 1997 on the insurance claim relating to the fire at its Morris Mechanical Handling Ltd. facility in the United Kingdom in fiscal 1995.

     Cost of sales increased $13.2 million or 5.3% to $260.8 million in 1997 from $247.6 million in 1996, primarily as a result of higher sales volume. Cost of sales represented 73.8% of net sales in 1997, a decrease from 76.5% of net sales in 1996. This improvement was primarily due to the completion of several large engineered crane projects at costs lower than previously accrued. In addition, there was a shift in the Company's sales mix in 1997 toward the higher margin parts and services component of the Company's aftermarket business. As a result, gross profit increased to $92.6 million or 26.2% of net sales in 1997 from $76.2 million or 23.5% of net sales in 1996.

     Selling, general and administrative expenses increased by $11.8 million or 26.2% to $56.8 million in 1997 from $45.0 million in 1996. These expenses represented 16.1% of net sales in 1997 up from 13.9% in 1996. This increase was primarily due to costs associated with the continued expansion of the Company's DSC network in North America and the United Kingdom as well as an increase in engineering costs that were not allocated to specific projects.

     Parent management fees allocated by HII increased to $2.9 million in 1997 from $2.3 million in 1996.

     Operating income increased by $5.5 million or 18.3% to $35.5 million in 1997 from $30.0 million in 1996. Operating income represented 10.0% of net sales in 1997 compared to 9.3% of net sales in 1996. This improvement was primarily the result of higher margins on certain large original equipment projects and a change in sales mix toward the higher margin parts and services component of the Company's aftermarket business, offset, in part, by increased operating expenses associated with the Company's expanding DSC network.

     Net income increased by $2.5 million or 13.6% to $20.9 million in 1997, from $18.4 million in 1996. This increase resulted principally from higher operating income, offset, in part, by higher income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The majority of the Company's sales of products and services are recorded as products are shipped or services are rendered. Revenue on certain long-term contracts is recorded using the percentage-of-completion method. Net cash flow from operations is affected by the volume of, and the timing of payments under, percentage-of-completion long-term contracts.


     Net cash flow provided by operating activities was $9.6 million, $12.9 million and $23.5 million in fiscal 1998, 1997 and 1996, respectively. The decrease from 1997 to 1998 was due primarily to a $16.6 million decrease in net income for fiscal 1998 offset by increases in advance payments and progress billings and non-cash expenses such as amortization of financing costs and divestiture bonuses during the year. Lower levels of acquisition funding provided by HII and its affiliates in fiscal 1998, compared to the acquisition funding provided for the acquisition of a DSC in Ohio in February 1997, also contributed to the decrease in cash flow provided by operating activities. The decrease from 1996 to 1997 was due primarily to a larger increase in net working capital and to a decrease in the amount of acquisition funding provided by HII and its affiliates. The Company's cash flow provided by operations was largely affected by changes in working capital, primarily due to the presence of an unusually large number of percentage-of-completion contracts in 1996.

     Net cash used for investment and other transactions for the years ended 1998, 1997 and 1996 was $16.0 million, $14.9 million and $21.2 million, respectively. The increase from 1997 to 1998 was due mainly to the receipt of an insurance claim in 1997 due to an earlier fire. This was offset in part by a lower level of acquisition expenditures during 1998. The decrease from 1996 to 1997 was primarily due to a lower level of acquisition expenditures and the increased receipt in 1997 of insurance proceeds related to the earlier fire. The Company has completed 9 acquisitions since the beginning of 1996 for a total of $31.9 million.

     Net cash provided by financing activities was $7.5 million in fiscal 1998 compared to net cash used for financing activities of $0.3 million in fiscal 1997. The increase was due to the financing activities associated with the Recapitalization. There were no financing activities in fiscal 1996.

     As part of the Recapitalization, MMH offered $200.0 million principal amount of its 9 1/2% Senior Notes. Interest on the Senior Notes began accruing on March 30, 1998, the date of issuance of the Senior Notes, and is payable semi-annually on each April 1 and October 1, commencing October 1, 1998. The Senior Notes will mature on April 1, 2008.

     As part of the Transactions, the Company entered into the New Credit Facility which includes a $20 million term loan ("Term Loan A"), a $35 million term loan ("Term Loan B" and together with Term Loan A, the "Term Loans"), a revolving credit facility (the "Revolving Credit Facility") and an acquisition facility (the "Acquisition Facility"). The Revolving Credit Facility provides the Company with up to $70.0 million of available borrowings (of which $15.0 million is required under the Note Indenture to be reserved for issuance of letters of credit) until the fifth anniversary of the Recapitalization Closing for working capital, acquisitions and other corporate purposes, subject to compliance with certain conditions, including a borrowing base test. Up to $20.0 million of the Revolving Credit Facility (of which $15.0 million will not be subject to a borrowing base) is available for the issuance of documentary and standby letters of credit. The Acquisition Facility permits the Company to borrow up to $30.0 million until the third anniversary of the Recapitalization Closing (and to repay the same in installments prior to the seventh anniversary of the Recapitalization Closing) to finance acquisitions, subject to compliance with certain conditions. Term Loan A is payable in 20 quarterly installments, commencing on June 30, 1998 and Term Loan B is payable in 28 quarterly installments, commencing on June 30, 1998.

     Aggregate yearly term loan principal payments under the New Credit Facility will be as follows: (i) $2,100,000 in 1999; (ii) $3,600,000 in 2000; (iii)
$5,100,000 in 2001; (iv) $6,600,000 in 2002; (v) $11,988,000 in 2003; (vi)
$16,625,000 in 2004; and (vii) $8,313,000 in 2005.

     Borrowings under the New Credit Facility bear interest at various interest rates based on certain floating reference rates. To limit the effect of increases in the interest rates of the New Credit Facility, the Company has entered into an interest rate swap arrangement. The effect of this arrangement, which expires on March 31, 2001, is to limit the interest rate exposure on specified amounts up to $55.0 million borrowed under the New Credit Facility at a fixed LIBOR rate of 5.875% plus 2.25% or 2.75%, as applicable.

     Borrowings under the New Credit Facility are (i) secured by substantially all of the present and future assets of the Company and its subsidiaries located in the United States and the United Kingdom, certain of the Company's subsidiaries' present and future assets located in Canada and by a pledge of substantially all of the issued and outstanding shares of capital stock of the Company and its current and future subsidiaries and (ii) guaranteed by Holdings and substantially all of the Company's subsidiaries.

     At October 31, 1998, Holdings and its subsidiaries had an aggregate of $265.3 million of Indebtedness outstanding, including the $200.0 million principal amount of the Senior Notes issued by the Company and $61.7 million of borrowings under the New Credit Facility. The Company's debt service and lease commitments for 1998 amounted to approximately $18.1 million, consisting of $0.8 million in principal payments, $12.8 million in interest payments and $4.5 million for lease payments. Debt service and lease commitments for 1999 are expected to be approximately $31.3 million, consisting of $2.1 million in principal payments, $24.3 million in interest payments and $4.9 million for lease payments.

     At October 31, 1998, the Company had, subject to compliance with certain conditions, approximately $66.6 million of availability (of which $15.0 million is required under the Note Indenture to be reserved for issuance of letters of credit) under the Revolving Credit Facility. Management believes that cash flow from operations, together with borrowings under the Revolving Credit Facility will be sufficient to meet its anticipated cash requirements for interest and principal payments, working capital, the payments to be made to Holdings described below and capital expenditures for the next twelve months and thereafter. The Company also expects that expansion and future acquisitions will be financed from funds generated from operations and borrowings under the Revolving Credit Facility and the Acquisition Facility. The New Credit Facility contains certain financial ratio covenants and borrowing condition tests based on quarterly and latest twelve month results of operations of the Company. The Company may not meet certain of such ratios and tests for the period ended January 30, 1999, the results of operations for which are not yet available. In the event such tests and ratios are not met, in the absence of a waiver or amendment of the New Credit Facility, the Company would not be able to borrow under the Revolving Credit Facility or the Acquisition Facility and could experience significant liquidity problems. In addition, in the absence of a waiver or amendment, the Company would be in default under the New Credit Facility. See "--Cautionary Factors." The Company believes, however, that if it is not in compliance with such financial ratios and borrowing tests as of January 30, 1999, waivers and/or amendments to the New Credit Facility could be obtained promptly which will permit the Company to borrow under the Revolving Credit Facility to meet its working capital requirements.

     Holdings' primary cash needs are for administrative expenses and for the payment of income taxes of Holdings and its affiliates related to the MHE Business. Holdings is a holding company that conducts all of its operations through its subsidiaries. Consequently, Holdings' ability to meet its cash needs depends upon receiving dividends, loans, advances or other payments from its subsidiaries. The New Credit Facility and the Note Indenture generally restrict the ability of Holdings' subsidiaries to transfer funds to Holdings, other than for administrative fees and expenses (subject to a general limit) and other than for the payment of income taxes. Under the terms of the Note Indenture, the Company is generally restricted from paying dividends or making other restricted payments to Holdings unless, among other things, the ratio of the Company's EBITDA to Consolidated Interest Expense (as defined in the Note Indenture) for the four most recent consecutive fiscal quarters is at least 2 to 1. Moreover, the terms of the Holdings Series A Senior Preferred Stock, as well as the Holdings Series B Junior Preferred Stock and the Holdings Series C Junior Voting Preferred Stock, restrict the ability of Holdings and its subsidiaries to incur additional indebtedness. There are no current material restrictions on the ability of the Company's subsidiaries to pay dividends or otherwise make payments to the Company. In addition, the Company anticipates that there will not be any material economic restrictions or adverse tax effects with respect to the Company's ability to repatriate foreign assets. There can be no assurance, however, that such limitations will not exist in the future. As a result of these restrictions, among others, there can be no assurance that Holdings will have available to it sufficient cash resources to pay cash dividends on the Holdings Series A Senior Preferred Stock (or on the Holdings Series B Junior Preferred Stock and the Holdings Series C Junior Voting Preferred Stock) commencing October 1, 2003. In addition, all issues of Holdings' preferred stock are mandatorily redeemable. The inability of Holdings' subsidiaries, or any limitation on such ability, to pay dividends or make other payments to Holdings could have a material adverse effect on Holdings' ability to meet its cash requirements.

EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Monetary Union (the "participating countries") began a three-year transition from their national currencies to a new common currency, the "euro". As of that date, the participating countries no longer control their own monetary policies by directing independent interest rates for their national currency. The national currencies will remain legal tender and can be used in commercial transactions until January 1, 2002. Beginning January 1, 2002, the participating countries will issue new euro currency and withdraw their respective national currencies which will no longer be used as legal tender. The Company's only significant operations in member countries of the European Monetary Union are in the United Kindgom, which is not a participating country. As such, management does not believe that the euro conversion will have a significant impact on the operations, cash flows or financial position of the Company, unless and until the United Kingdom adopts the euro.

     CAUTIONARY FACTORS

     This report contains or may contain forward looking statements by or on behalf of Holdings and the Company. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated include, among others, the following:

     - The Company's principal business includes designing, manufacturing, marketing and servicing large cranes for the capital goods industries. Long periods of time are often necessary to plan, design and build these machines. With respect to these machines, there are risks of customer acceptance and start-up or performance problems. Large amounts of capital are required to be devoted by some of the Company's customers to purchase these machines and to finance the steel mills, paper mills and other facilities that use these machines. The Company's success in obtaining and managing sales opportunities can affect the Company's financial performance. In addition, some projects are located in undeveloped or developing economies where business conditions are less predictable.


     - The Company incurred significant debt in connection with the Recapitalization. As of October 31, 1998, the Company had an aggregate of approximately $265.3 million of outstanding indebtedness. At October 31, 1998, the Company also had, subject to certain conditions, approximately $66.6 million of availability under the Revolving Credit Facility and $23.8 million of availability under the Acquisition Facility. The level of consolidated indebtedness could impact the ability of the Company to obtain additional financing for acquisitions, working capital and capital expenditures. It may also cause the Company to be at a competitive disadvantage because it will be more highly leveraged than some of its competitors. A downturn in the Company's business will have a more significant impact on its results of operations and cash flows. In addition, borrowings under the New Credit Facility are (i) secured by substantially all of the present and future assets of the Company and its subsidiaries located in the United States and the United Kingdom, certain of the Company's subsidiaries' present and future assets located in Canada and by a pledge of substantially all of the issued and outstanding shares of capital stock of the Company and its current and future subsidiaries and (ii) guaranteed by Holdings and substantially all of the Company's subsidiaries. The New Credit Facility requires the Company to comply with certain financial ratios and tests, under which the Company is required to achieve and maintain certain financial and operating results. In the event such ratios and tests are not met, in the absence of a waiver or amendment of the New Credit Facility, the Company would not be able to borrow under the Revolving Credit Facility or the Acquisition Facility and could experience significant liquidity problems. In addition, in the absence of a waiver or amendment, the Company would be in default under the New Credit Facility, which would permit the banks thereunder to exercise their remedies under the New Credit Facility. In the event of any such default, the lenders under the New Credit Facility could elect to declare all amounts borrowed under the New Credit Facility, together with accrued interest thereon, to be due and payable, which would be an event of default under the Note Indenture and the Surety Arrangement. There can be no assurance that the Company would have sufficient assets to pay indebtedness then outstanding under the New Credit Facility, the Senior Notes and obligations under the Surety Arrangement.


     - The Company has operations and assets located in Canada, Mexico, Chile, the United Kingdom, South Africa, Australia and Singapore and is establishing joint ventures in Malaysia and Saudi Arabia. The Company also sells its products through distributors and agents in over 50 countries, some of which are merely ad hoc arrangements and may be terminated at any time. The Company's international operations (including Canada, Mexico, Chile, South Africa, Australia and the United Kingdom) accounted for 36.2%, 41.8% and 36.1% of the Company's aggregate net sales in 1998, 1997 and 1996, respectively. Although historically, exchange rate fluctuations and other international factors have not had a material impact on the Company's business, financial condition or results of operations, international operations expose the Company to a number of risks, including currency exchange rate fluctuations, trade barriers, exchange controls, risk of governmental expropriation, political and legal risks and restrictions, foreign ownership restrictions and risks of increases in taxes. The inability of the Company, or limitations on its ability, to conduct its foreign operations or distribute its products internationally could adversely affect the Company's operations and financial performance.

     - The markets in which the Company operates are highly competitive. Both domestically and internationally, the Company faces competition from a number of different manufacturers in each of its product lines, some of which have greater financial and other resources than the Company. The principal competitive factors affecting the Company include performance, functionality, price, brand recognition, customer service and support, financial strength and stability, and product availability. There can be no assurance that the Company will be able to compete successfully with its existing competitors or with new competitors. Failure to compete successfully could have a material adverse effect on the Company's financial condition, liquidity and results of operations.

     - The Company's business is affected by the state of the United States and global economy in general, and by the varying economic cycles of the industries in which its products are used. There can be no assurance that any future condition of the United States economy or the economies of the other countries in which the Company does business will not have an adverse effect on the Company's business, operations or financial performance.

YEAR 2000 COMPLIANCE

     The Year 2000 issue arises as a result of computer programs having been written, and systems having been designed, using two digits rather than four to define the applicable year. Consequently, such software has the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.


     Since 1996, the Company has been engaged in resolving its Year 2000 issues, first as a subsidiary of HII, and now on its own as an independent entity. After the Recapitalization, the Company established its own Year 2000 teams. These teams performed site audits at each of the Company's operations in order to identify and address all Year 2000 issues related to both information technology ("IT") systems and internally used manufacturing and administrative equipment. Hardware and software technology guidelines have been implemented worldwide in order to ensure that all systems are

Year 2000 compliant before January 1, 2000. In addition, management periodically monitors the status of the Company's Year 2000 remediation plans. The Company has now completed its internal assessment phase and is in the process of carrying out its internal remediation phase.

     With respect to non-IT systems, such as heating and ventilation systems, security systems and machine tools, the Company has sought representations from the relevant vendors that the systems are Year 2000 compliant. The Company has received such assurances from a number of non-IT system vendors and does not expect to encounter any significant unresolved Year 2000 issues with respect to such systems. In addition, in the event that there are any unresolved Year 2000 issues with respect to its non-IT systems, the Company believes it could obtain replacement services either internally or from third parties without significant disruptions to its operations.

     The Company's operations in Oak Creek, Wisconsin are in the process of replacing their existing business system. The decision to replace the system was based solely on the need to move off of the current system which is shared with HarnCo. HII has certified that the current system is already Year 2000 compliant and the vendor of the replacement system has represented to the Company that such is as well (which representation has been confirmed by an outside consultant). The implementation of the new system is expected to be completed in the third quarter of fiscal 1999. The Company has sought and received representations from the applicable vendors that the business systems used in the United Kingdom, South Africa, Singapore, Canada, and Mexico are either already Year 2000 compliant or will be before January 1, 2000. The Year 2000 compliant version of the operating system used in the North American distribution and service business is currently being tested by the Company and is expected to be in place prior to the year 2000.

     The Company is also engaged in assessing and addressing Year 2000 issues with significant vendors. The Company has sought, and continues to seek, assurances from all of its vendors with respect to Year 2000 issues. Given that no one vendor is significant enough to the Company's continuing operations and/or that any products or services provided by any one vendor could be obtained either internally or from alternative third parties without significantly disrupting the Company's operations, management believes that any potential unresolved Year 2000 issues at these vendors will not have any material adverse effects on the Company. With respect to products sold by the Company, management believes that any liability for Year 2000 compliance will not be material.

     The Company has used and will continue to use all internal resources to resolve any Year 2000 issues. The Company plans to complete its Year 2000 remediation in the summer of 1999. Total expenses on the project through October 31, 1998 were approximately $1.3 million and were primarily related to expenses for repair or replacement of software and hardware, expenses associated with facilities, products and supplier reviews and project management expenses. Expected incremental costs related to Year 2000 are $0.5 million and should not be material to the Company's financial position.


     The costs of the project and the date on which the Company plans to complete its Year 2000 remediation are based on management's estimates, which were derived from utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from those plans. Specific factors that might cause differences from management's estimates include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer codes, and similar uncertainties. Management believes that the Company is devoting the necessary resources to identify and resolve significant Year 2000 issues in a timely manner.

FUTURE ACCOUNTING CHANGES

     The Financial Accounting Standards Board (FASB) has issued Statement of Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for periods beginning after June 15, 1999. Due to the Company's current limited use of derivative instruments, the adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also issued by the FASB and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that busines enterprises report information, financial and descriptive, about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is in the process of evaluating the effect of SFAS No. 131 on its financial statements. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 31, 1997. This standard's objective is to improve pension and other postretirement benefits disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is potentially exposed to market risk asssociated with changes in foreign exchange and interest rates. From time to time the Company will enter into derivative financial instruments to hedge these exposures. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in the Company's underlying interest rate and foreign exchange rate exposures. The Company does not enter into derivatives for speculative purposes.

     The Company's products are sold in over 50 countries around the world. Although revenues of the Company are generated in foreign currencies, the vast majority of both sales and associated costs are in United States dollars, Pounds

Sterling and Canadian Dollars. The Company may, from time to time, hedge specifically identified committed cash flows in foreign currencies using forward contracts. Such foreign currency contract activity historically has not been material. At October 31, 1998, there were no foreign currency forward contracts outstanding. There also were no material non-functional currency denominated financial instruments, which would expose the Company to foreign exchange risk, outstanding at October 31, 1998.

     As noted above, the Company is exposed to market risk associated with adverse movements in interest rates. Specifically, the Company is exposed to changes in the fair value of its $200 million Senior Notes and to changes in earnings and related cash flows on its variable interest rate debt obligations outstanding under the New Credit Facility. Borrowings outstanding under the New Credit Facility totalled $61.7 million at October 31, 1998.

     The fair value of the Company's Senior Notes was approximately $140 million based upon the quoted market price of the instrument on October 31, 1998. The Company estimates that this fair value would increase/decrease by approximately $11 million based upon an assumed 10% increase/decrease in market interest rates compared with the average yield on similar debt instruments as of October 31, 1998.

     After considering the related effects on the Company's interest rate swap discussed below, a 10% increase/decrease in the average floating reference rates in effect under the New Credit Facility at October 31, 1998 would not have a material effect on the Company's earnings or cash flows.

     The Company entered into an interest rate swap arrangement in order to limit the effect of increases in the interest rates under the New Credit Facility. The effect of this agreement, which expires on March 31, 2001, is to limit the interest rate exposure on specified amounts up to $55.0 million borrowed under the New Credit Facility to a fixed LIBOR rate of 5.875% (the "Fixed Rate") plus 2.25% or 2.75%, as applicable. As a result, the interest rates applicable to Term Loan A and Term Loan B at October 31, 1998 have been fixed at 8.125% and 8.625%, respectively. The differential between the floating rate of the New Credit Facility and the Fixed Rate is accrued as interest rates change and is recorded as an adjustment of interest expense. The Company would have paid approximately $1.3 million to terminate the interest rate swap at October 31, 1998. A 10% decrease in the applicable LIBOR reference rate (4.76% at October 31, 1998) would increase such amount by approximately $0.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO 1998 FINANCIAL STATEMENTS

     FINANCIAL STATEMENTS:

          MMH HOLDINGS, INC.

              Report of Independent Accountants ..........................   25
              Balance Sheets at October 31, 1998 and 1997 ................   27
              Statements of Income and Comprehensive Income for the three
               years ended October 31, 1998 ..............................   28
              Statements of Cash Flows for the three years ended
               October 31, 1998 ..........................................   29
              Statements of Preferred Stock and Shareholders'
               Equity/Parent Investment for the three years ended
               October 31, 1998 ..........................................   30
              Notes to Financial Statements ..............................   35

              Financial Statement Schedules:

                  For the three years ended October 31, 1998

                  II -  Valuation And Qualifying Accounts

          MORRIS MATERIAL HANDLING, INC

              Report of Independent Accountants ..........................   26
              Balance Sheets at October 31, 1998 and 1997 ................   31
              Statements of Income and Comprehensive Income for the three
               years ended October 31, 1998 ..............................   32
              Statements of Cash Flows for the three years ended
               October 31, 1998 ..........................................   33
              Statements of Preferred Stock and Shareholder's
               Equity/Parent Investment for the three years ended
               October 31, 1998 ..........................................   34
              Notes to Financial Statements ..............................   35

              Financial Statement Schedules:

                  For the three years ended October 31, 1998

                  II -  Valuation And Qualifying Accounts


All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of MMH Holdings, Inc.


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MMH Holdings, Inc. and its subsidiaries at October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
December 21, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of Morris Material Handling, Inc.


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Morris Material Handling, Inc. and its subsidiaries at October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
December 21, 1998

                               MMH HOLDINGS, INC.
                                 BALANCE SHEETS


                                  ASSETS

                                                      October 31,
                                               -----------------------
                                                  1998          1997
                                               ---------     ---------
                                                    ($ in 000's)
Current Assets
   Cash and cash equivalents                   $   2,534     $   1,532
   Accounts receivable-net                        81,947        82,209
   Inventories                                    42,561        33,497
   Deferred income taxes                           6,277         2,712
   Other current assets                            5,190         2,053
                                               ---------     ---------
                                                 138,509       122,003
                                               ---------     ---------

Property, Plant and Equipment
   Land and improvements                           3,481         3,466
   Buildings                                      22,604        21,379

   Machinery and equipment                        41,564        35,918
                                               ---------     ---------
                                                  67,649        60,763

   Less accumulated depreciation                 (26,579)      (21,396)
                                               ---------     ---------
                                                  41,070        39,367
                                               ---------     ---------

Other Assets
   Goodwill                                       39,843        32,229
   Debt financing costs                           18,905          --
   Deferred income taxes                          65,979          --
   Other                                           6,691         6,001
                                               ---------     ---------
                                                 131,418        38,230
                                               ---------     ---------
                                               $ 310,997     $ 199,600
                                               ---------     ---------
                                               ---------     ---------


LIABILITIES AND SHAREHOLDERS' EQUITY/PARENT INVESTMENT

                                                     October 31,
                                               -----------------------
                                                 1998           1997
                                               ---------     ---------
                                                     ($ in 000's)
Current Liabilities
  Short-term notes payable and
   current portion of long-term obligations      $ 2,262       $   752

  Bank overdrafts                                  1,252         4,293
  Trade accounts payable                          32,893        32,656
  Employee compensation and benefits               8,601         8,113

  Advance payments and progress billings           9,399         7,685

  Accrued warranties                               2,324         3,998
  Accrued interest                                 2,201          --
  Income taxes payable                             2,307         2,393
  Other current liabilities                       16,714        10,870
                                               ---------     ---------
                                                  77,953        70,760

Term Loans                                        52,225          --
Acquisition Facility Borrowings                    6,194          --
Senior Notes                                     200,000          --
Other Long-Term Obligations                        3,405         1,043
Deferred Income Taxes                              2,698         3,088

Minority Interest                                    364           391
Commitments and Contingencies (Note 10)
Mandatorily Redeemable Preferred Stock            95,351          --
Shareholders' Equity/Parent Investment          (127,193)      124,318
                                               ---------     ---------
                                               $ 310,997     $ 199,600
                                               ---------     ---------
                                               ---------     ---------


    The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                       Year Ended October 31,
                                                -------------------------------------
                                                  1998          1997          1996
                                                ---------     ---------     ---------
                                                            ($ in 000's)
Revenues
   Net Sales                                    $ 317,857     $ 353,350     $ 323,735
   Other Income - Net                               1,331         2,649         1,149
                                                ---------     ---------     ---------
                                                  319,188       355,999       324,884

Cost of Sales                                     226,991       260,794       247,559

Selling, General and Administrative Expenses       61,355        56,806        44,968
HII Management Fee                                  1,155         2,862         2,341
Non-Recurring Employee Benefit Costs                3,013          --            --
                                                ---------     ---------     ---------
Operating Income                                   26,674        35,537        30,016

Interest (Expense) Income - Net
   HII Affiliates                                  (1,448)         (394)          163
   Third Party                                    (16,527)         (398)         (245)
                                                ---------     ---------     ---------

Income Before Income Taxes
 and Minority Interest                              8,699        34,745        29,934
Provision for Income Taxes                         (4,435)      (13,874)      (11,488)
Minority Interest                                      27           (18)         --
                                                ---------     ---------     ---------
Net Income                                          4,291        20,853        18,446
Foreign Currency Translation Adjustments           (2,441)          540           441
                                                ---------     ---------     ---------
Comprehensive Income                            $   1,850     $  21,393     $  18,887
                                                ---------     ---------     ---------
                                                ---------     ---------     ---------

    The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                      Year Ended October 31,
                                                              -------------------------------------
                                                                 1998         1997          1996
                                                              ---------     ---------     ---------
                                                                          ($ in 000's)

Operating Activities
    Net income                                                $   4,291     $  20,853     $  18,446
    Add (deduct) - items not affecting cash provided by
     operating activities:
       Depreciation and amortization                              6,823         6,736         5,292
       Amortization of debt financing costs                       1,169          --            --
       Deferred income taxes - net                                  327            89         1,347
       Divestiture bonus                                          1,216          --            --
       Gain on fire insurance claim                                --          (2,011)         --
       Other                                                       (908)         (818)         (750)
    Changes in working capital, excluding the
     effects of acquisition opening
     balance sheets:
       Accounts receivable                                        2,223        (3,656)       (7,217)
       Inventories                                               (7,692)        6,044        (8,651)
       Other current assets                                      (3,317)        2,077          (530)
       Trade accounts payable and bank overdrafts                (4,292)       (2,852)          130
       Employee compensation and benefits                            75        (1,293)        1,399
       Advance payments and progress billings                     2,258       (16,056)        3,460
       Accrued warranties                                        (1,689)          178          (305)
       Accrued interest                                           2,201          --            --
       Other current liabilities                                  3,647        (5,116)        4,047
       Activity with parent and other affiliates - net            3,224         8,724         6,788
                                                              ---------     ---------     ---------
Net cash provided by operating activities                         9,556        12,899        23,456
                                                              ---------     ---------     ---------

Investment and Other Transactions
    Fixed asset additions - net                                  (5,208)       (6,498)       (6,752)
    Acquisition of businesses - net of cash acquired             (8,891)      (11,787)      (15,272)
    Fire insurance claim activity - net                            --           3,441         1,613
    Issuance of loans to senior management                         (900)         --            --
    Repayment of loans by senior management                         780          --            --
    Other - net                                                  (1,738)         (103)         (747)
                                                              ---------     ---------     ---------
Net cash used for investment and other transactions             (15,957)      (14,947)      (21,158)
                                                              ---------     ---------     ---------

Financing Activities

    Repayments of short-term debt and notes payable                (694)          (99)         --
    Proceeds from Senior Note Offering                          200,000          --            --
    Proceeds from New Credit Facility                            55,000          --            --
    Proceeds from Acquisition Facility borrowings                 6,194          --            --
    Net proceeds from Revolving Credit Facility borrowings        1,200          --            --

    Net proceeds from issuance of Series A preferred stock
     and related common shares                                   57,094          --            --
    Redemption of common stock and preferred stock             (287,000)         --            --
    Stock redemption transaction costs                           (3,553)         --            --
    Debt financing costs                                        (20,074)         --            --
    Repayments of long-term debt                                   (675)         (155)         --
                                                              ---------     ---------     ---------
Net cash provided by (used for) financing activities              7,492          (254)         --
                                                              ---------     ---------     ---------
Effect of Exchange Rate Changes on
 Cash and Cash Equivalents                                          (89)           13            39
                                                              ---------     ---------     ---------
Increase (Decrease) in Cash and Cash Equivalents                  1,002        (2,289)        2,337
Cash and Cash Equivalents

    Beginning of Year                                             1,532         3,821         1,484
                                                              ---------     ---------     ---------
    End of Year                                               $   2,534     $   1,532     $   3,821
                                                              ---------     ---------     ---------
                                                              ---------     ---------     ---------

Supplemental disclosures of cash flow information:
    Cash paid during each year for:
       Interest                                               $  12,849     $     398     $     245
       Taxes                                                      1,391           322         1,252
       Acquisition purchase price financed by seller              1,800          --            --
       Preferred stock dividends in kind                          6,545          --            --



     The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
    STATEMENTS OF PREFERRED STOCK AND SHAREHOLDERS' EQUITY/PARENT INVESTMENT
                                  ($ in 000's)


                                                                      Preferred Stock
                                         ----------------------------------------------------------------------------
                                                Series A                  Series B                  Series C
                                         ---------------------     ---------------------      -----------------------
                                           Shares     Carrying       Shares     Carrying        Shares      Carrying
                                         Outstanding    Value      Outstanding    Value       Outstanding     Value        Total
                                         -----------  ---------    -----------  ---------     -----------   ---------    ---------
BALANCE AT OCTOBER 31, 1995                   --      $    --           --      $    --             --      $    --      $    --
Net income
Change in foreign currency
  translation
Activity with HII and other
  affiliates - net
                                            ------    ---------        -----    ---------        ------     ---------    ---------

BALANCE AT OCTOBER 31, 1996                   --           --           --           --            --            --           --
Net income

Stock issued to HarnCo in exchange for
   certain operating assets and ownership
    interests of the MHE Business
Change in foreign currency
  translation
Activity with HII and other
  affiliates - net
                                            ------    ---------        -----    ---------        ------     ---------    ---------

BALANCE AT OCTOBER 31, 1997                   --           --           --           --            --            --           --
Net income
Change in foreign currency
   translation
Exchange of 450 common shares
  outstanding for 100,000 shares of
  common stock and 30,000
  shares of Series C preferred stock                                                            30,000         30,000       30,000
Issue Series A preferred and common
  shares for $60 million (net of $2,906
  million fees)                             57,710       54,804                                                             54,804
Redemption of shares from Harnco
  and related costs                                                                             (1,145)        (1,145)      (1,145)
Exchange of 1,512 common shares
  for Series B preferred shares                                        4,809        4,809                                    4,809
Preferred stock dividends                    3,478        4,075          296          347        1,823          2,123        6,545
Amortization of preferred stock
  discount                                                  338                                                                338
Capital contribution from HII
Issuance of loans to senior management
Repayment of loans by senior management
Deferred taxes arising from change
  in U.S. federal income tax basis
Activity with HII and other
  affiliates, October 31, 1997 -
  March 30, 1998 - net
                                            ------    ---------        -----    ---------        ------     ---------    ---------
BALANCE AT OCTOBER 31, 1998                 61,188    $  59,217        5,105    $   5,156        30,678     $  30,978    $  95,351
                                            ------    ---------        -----    ---------        ------     ---------    ---------
                                            ------    ---------        -----    ---------        ------     ---------    ---------



                                                   Common Stock              Parent        Accumulated                   Total
                                              -----------------------      Investment/        Other                   Shareholders'
                                                Shares         Par         Additional     Comprehensive   Retained    Equity/Parent
                                              Outstanding     Value      Paid-in-Capital      Income      Earnings    Investment
                                              -----------   ---------    ---------------  -------------   ---------   -------------
                                                                                                             (A)
BALANCE AT OCTOBER 31, 1995                         100     $    --         $  69,807       $  (1,281)    $    --       $  68,526
Net income                                                                     18,446                                      18,446
Change in foreign currency
  translation                                                                                     441                         441
Activity with HII and other
  affiliates - net                                                              6,788                                       6,788
                                                 ------     ---------       ---------       ---------     ---------     ---------

BALANCE AT OCTOBER 31, 1996                         100          --            95,041            (840)         --          94,201
Net income                                                                     20,853                                      20,853

Stock issued to HarnCo in exchange for
   certain operating assets and ownership
    interests of the MHE Business                   350
Change in foreign currency
  translation                                                                                     540                         540
Activity with HII and other
  affiliates - net                                                              8,724                                       8,724
                                                 ------     ---------       ---------       ---------     ---------     ---------

BALANCE AT OCTOBER 31, 1997                         450          --           124,618            (300)                    124,318
Net income                                                                                                    4,291         4,291
Change in foreign currency
   translation                                                                                 (2,441)                     (2,441)
Exchange of 450 common shares
  outstanding for 100,000 shares of
  common stock and 30,000
  shares of Series C preferred stock             99,550             1         (30,001)                                    (30,000)
Issue Series A preferred and common
  shares for $60 million (net of $2,906
  million fees)                                     720                         2,290                                       2,290
Redemption of shares from Harnco
  and related costs                             (88,319)           (1)       (289,407)                                   (289,408)
Exchange of 1,512 common shares
  for Series B preferred shares                  (1,512)                       (4,809)                                     (4,809)
Preferred stock dividends                                                                                    (6,545)       (6,545)
Amortization of preferred stock
  discount                                                                                                     (338)         (338)
Capital contribution from HII                                                   1,216                                       1,216
Issuance of loans to senior management                                           (900)                                       (900)
Repayment of loans by senior management                                           780                                         780
Deferred taxes arising from change
  in U.S. federal income tax basis                                             71,129                                      71,129
Activity with HII and other
  affiliates, October 31, 1997 -
  March 30, 1998 - net                                                          3,224                                       3,224
                                                 ------     ---------       ---------       ---------     ---------     ---------
BALANCE AT OCTOBER 31, 1998                      10,889     $    --         $(121,860)      $  (2,741)    $  (2,592)    $(127,193)
                                                 ------     ---------       ---------       ---------     ---------     ---------
                                                 ------     ---------       ---------       ---------     ---------     ---------


The accompanying notes are an integral part of the financial statements.
(A) Due to the MHE Business having historically been operated as a division of HII, a historical retained earnings balance cannot be determined.

                         MORRIS MATERIAL HANDLING, INC.
                                 BALANCE SHEETS


                              ASSETS
                              ------
                                                     October 31,
                                               ---------------------
                                                 1998        1997
                                               ---------   ---------
                                                    ($ in 000's)
Current Assets
   Cash and cash equivalents                   $   2,534   $   1,532
   Accounts receivable-net                        81,947      82,209
   Inventories                                    42,561      33,497
   Deferred income taxes                           6,277       2,712
   Other current assets                            5,190       2,053
                                               ---------   ---------
                                                 138,509     122,003
                                               ---------   ---------
Property, Plant and Equipment
   Land and improvements                           3,481       3,466
   Buildings                                      22,604      21,379
   Machinery and equipment                        41,564      35,918
                                               ---------   ---------
                                                  67,649      60,763
   Less accumulated depreciation                 (26,579)    (21,396)
                                               ---------   ---------
                                                  41,070      39,367
                                               ---------   ---------
Other Assets
   Goodwill                                       39,843      32,229
   Debt financing costs                           18,905        --
   Deferred income taxes                          65,979        --
   Other                                           6,691       6,001
                                               ---------   ---------
                                                 131,418      38,230
                                               ---------   ---------
                                               $ 310,997   $ 199,600
                                               ---------   ---------
                                               ---------   ---------



LIABILITIES AND SHAREHOLDER'S EQUITY/PARENT INVESTMENT
------------------------------------------------------

                                                     October 31,
                                               --------------------
                                                 1998        1997
                                               --------    --------
                                                    ($ in 000's)
Current Liabilities
  Short-term notes payable and
   current portion of long-term obligations     $ 2,262     $   752

  Bank overdrafts                                 1,252       4,293
  Trade accounts payable                         32,893      32,656
  Employee compensation and benefits              8,601       8,113

  Advance payments and progress billings          9,399       7,685

  Accrued warranties                              2,324       3,998
  Accrued interest                                2,201        --
  Income taxes payable                            2,307       2,393
  Other current liabilities                      16,714      10,870
                                               --------    --------
                                                 77,953      70,760



Term Loans                                       52,225        --

Acquisition Facility Borrowings                   6,194        --


Senior Notes                                    200,000        --
Other Long-Term Obligations                       3,405       1,043
Deferred Income Taxes                             2,698       3,088

Minority Interest                                   364         391

Commitments and Contingencies (Note 10)
Shareholder's Equity/Parent Investment          (31,842)    124,318
                                               --------    --------

                                               $310,997    $199,600
                                               --------    --------
                                               --------    --------


    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                         Year Ended October 31,
                                                -------------------------------------
                                                   1998         1997           1996
                                                ---------     ---------     ---------
                                                            ($ in 000's)

Revenues
   Net Sales                                    $ 317,857     $ 353,350     $ 323,735
   Other Income - Net                               1,331         2,649         1,149
                                                ---------     ---------     ---------
                                                  319,188       355,999       324,884
Cost of Sales                                     226,991       260,794       247,559
Selling, General and Administrative Expenses       61,355        56,806        44,968
HII Management Fee                                  1,155         2,862         2,341
Non-Recurring Employee Benefit Costs                3,013          --            --
                                                ---------     ---------     ---------
Operating Income                                   26,674        35,537        30,016
Interest (Expense) Income - Net
   HII Affiliates                                  (1,448)         (394)          163
   Third Party                                    (16,527)         (398)         (245)
                                                ---------     ---------     ---------
Income Before Income Taxes
 and Minority Interest                              8,699        34,745        29,934
Provision for Income Taxes                         (4,435)      (13,874)      (11,488)
Minority Interest                                      27           (18)         --
                                                ---------     ---------     ---------
Net Income                                          4,291        20,853        18,446

Foreign Currency Translation Adjustments           (2,441)          540           441
                                                ---------     ---------     ---------
Comprehensive Income                            $   1,850     $  21,393     $  18,887
                                                ---------     ---------     ---------
                                                ---------     ---------     ---------


    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                         Year Ended October 31,
                                                                     --------------------------------------------------------------
                                                                          1998                    1997                     1996
                                                                     ---------------         ---------------         ---------------
                                                                                               ($ in 000's)
Operating Activities
    Net income                                                       $       4,291           $      20,853           $      18,446
    Add (deduct) - items not affecting cash provided by
     operating activities:
       Depreciation and amortization                                         6,823                   6,736                   5,292
       Amortization of debt financing costs                                  1,169                       -                       -
       Deferred income taxes - net                                             327                      89                   1,347
       Divestiture bonus                                                     1,216                       -                       -
       Gain on fire insurance claim                                              -                  (2,011)                      -
       Other                                                                  (908)                   (818)                   (750)
    Changes in working capital, excluding the
     effects of acquisition opening balance sheets:
       Accounts receivable                                                   2,223                  (3,656)                 (7,217)
       Inventories                                                          (7,692)                  6,044                  (8,651)
       Other current assets                                                 (3,317)                  2,077                    (530)
       Trade accounts payable and bank overdrafts                           (4,292)                 (2,852)                    130
       Employee compensation and benefits                                       75                  (1,293)                  1,399
       Advance payments and progress billings                                2,258                 (16,056)                  3,460
       Accrued warranties                                                   (1,689)                    178                    (305)
       Accrued interest                                                      2,201                       -                       -
       Other current liabilities                                             3,647                  (5,116)                  4,047
       Activity with parent and other affiliates - net                       3,224                   8,724                   6,788
                                                                     ---------------         ---------------         ---------------
Net cash provided by operating activities                                    9,556                  12,899                  23,456
                                                                     ---------------         ---------------         ---------------

Investment and Other Transactions
    Fixed asset additions - net                                             (5,208)                 (6,498)                 (6,752)
    Acquisition of businesses - net of cash acquired                        (8,891)                (11,787)                (15,272)
    Fire insurance claim activity - net                                          -                   3,441                   1,613
    Issuance of loans to senior management                                    (900)                      -                       -
    Repayment of loans by senior management                                    780                       -                       -
    Other - net                                                             (1,738)                   (103)                   (747)
                                                                     ---------------         ---------------         ---------------
Net cash used for investment and other transactions                        (15,957)                (14,947)                (21,158)
                                                                     ---------------         ---------------         ---------------

Financing Activities

    Repayments of short-term debt and notes payable                           (694)                    (99)                      -
    Proceeds from Senior Note Offering                                     200,000                       -                       -
    Proceeds from New Credit Facility                                       55,000                       -                       -
    Proceeds from Acquisition Facility borrowings                            6,194                       -                       -
    Net proceeds from Revolving Credit Facility borrowings                   1,200                       -                       -
    Dividends to and redemption of shares held by Holdings                (233,459)                      -                       -
    Debt financing costs                                                   (20,074)                      -                       -
    Repayments of long-term debt                                              (675)                   (155)                      -
                                                                     ---------------         ---------------         ---------------

Net cash provided by (used for) financing activities                         7,492                    (254)                      -
                                                                     ---------------         ---------------         ---------------
Effect of Exchange Rate Changes on
 Cash and Cash Equivalents                                                     (89)                     13                      39
                                                                     ---------------         ---------------         ---------------
Increase (Decrease) in Cash and Cash Equivalents                             1,002                  (2,289)                  2,337
Cash and Cash Equivalents

    Beginning of Year                                                        1,532                   3,821                   1,484
                                                                     ---------------         ---------------         ---------------
    End of Year                                                      $       2,534           $       1,532           $       3,821
                                                                     ---------------         ---------------         ---------------
                                                                     ---------------         ---------------         ---------------
Supplemental disclosures of cash flow information:
    Cash paid during each year for:
       Interest                                                      $        12,849         $           398                     245
       Taxes                                                                   1,391                     322                   1,252
       Acquisition purchase price financed by seller                           1,800                       -                       -


    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
              STATEMENTS OF SHAREHOLDER'S EQUITY/PARENT INVESTMENT
                                  ($ in 000's)



                                             Common Stock           Parent          Accumulated                           Total
                                        --------------------       Investment/        Other                           Shareholder's
                                          Shares       Par         Additional      Comprehensive       Retained       Equity/Parent
                                        Outstanding    Value     Paid-in-Capital      Income           Earnings        Investment
                                        --------------------     ---------------  -------------        --------      --------------
                                                                                                          (A)
BALANCE AT OCTOBER 31, 1995                     -   $     -       $  69,807        $  (1,281)         $      -         $  68,526

Net income                                                           18,446                                               18,446
Change in foreign currency
  translation                                                                            441                                 441
Activity with HII and other
  affiliates - net                                                    6,788                                                6,788
                                          -------   --------     ----------         ---------         ---------         ---------

BALANCE AT OCTOBER 31, 1996                     -         -          95,041             (840)                -            94,201

Net income                                                           20,853                                               20,853
Change in foreign currency
  translation                                                                            540                                 540
Activity with HII and other
  affiliates - net                                                    8,724                                                8,724
                                          -------   --------     ----------        ---------         ---------         ---------

BALANCE AT OCTOBER 31, 1997                     -         -         124,618             (300)                -           124,318

Net income                                                                                               4,291             4,291
Change in foreign currency
   translation                                                                        (2,441)                             (2,441)
Stock issued to Holdings in exchange for
  certain operating assets and ownership
  interests of the MHE business               200
Dividends to and redemption of
   shares from Holdings                      (100)                 (233,459)                                            (233,459)
Capital contribution from HII                                         1,216                                                1,216
Issuance of loans to senior
  management                                                           (900)                                                (900)
Repayment of loans by senior
  management                                                            780                                                  780
Deferred taxes arising from change
  in U.S. federal income tax basis                                   71,129                                               71,129
Activity with HII and other
  affiliates, October 31, 1997 -
  March 30, 1998 - net                                                3,224                                                3,224
                                          -------   --------     ----------        ---------         ---------         ---------


BALANCE AT OCTOBER 31, 1998                   100   $     -      $  (33,392)       $  (2,741)        $   4,291         $ (31,842)
                                          -------   --------     ----------        ---------         ---------         ---------
                                          -------   --------     ----------        ---------         ---------         ---------


The accompanying notes are an integral part of the financial statements.

(A) Due to the MHE Business having historically been operated as a division of HII, a historical retained earnings balance cannot be determined.

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.
                          NOTES TO FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED)

NOTE 1 - BASIS OF PRESENTATION

On January 28, 1998, Harnischfeger Industries, Inc. ("HII") reached an agreement with MHE Investments, Inc. ("MHE Investments") an affiliate of Chartwell Investments Inc. ("Chartwell") for the sale of an approximately 80 percent common ownership interest in HII's Material Handling Equipment Business (the "MHE Business"). As more fully described in Note 3, the resulting transactions (the "Recapitalization"), which closed on March 30, 1998 (the "Recapitalization Closing"), led to a significant change in the capital structure and a reorganization of the underlying legal entities of the MHE Business. As a result of the Recapitalization, MMH Holdings, Inc. ("Holdings"), a pre-existing company engaged in the MHE Business, became an indirect holding company for the operating entities engaged in the MHE Business. Specifically, Morris Material Handling, Inc. ("MMH" and collectively with its subsidiaries and their predecessors, the "Company"), a newly formed wholly-owned direct subsidiary of Holdings, directly or indirectly acquired the various operating entities engaged in the MHE Business. Holdings was recapitalized in order to effect the redemption of certain shares of common stock of Holdings held by Harnischfeger Corporation ("HarnCo"). As a result of the reorganization of the legal entities of the MHE Business, Holdings and MMH became the successor companies to the MHE Business. The transactions have been accounted for as a recapitalization and accordingly, the financial statements presented herewith reflect the underlying historical accounting basis of the MHE Business.

For periods prior to the Recapitalization Closing, the financial statements presented represent the combined financial statements of the entities comprising the MHE Business. For purposes hereof, it is assumed that Holdings has historically owned the capital stock of MMH, that all of the assets of the MHE Business were owned by subsidiaries of MMH and that, immediately prior to the consummation of the Recapitalization, the historical combined financial statements of Holdings were identical to those of the Company.

All significant intercompany balances and transactions have been eliminated. Payables and receivables with HII and affiliates prior to the Recapitalization are recorded as a component of parent investment.

NOTE 2 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS - MMH Holdings, Inc. is a holding company, with no material operations, that conducts its business operations through its directly wholly-owned subsidiary Morris Material Handling, Inc.


The Company is a leading international provider of "through-the-air" material handling products and services used in most manufacturing industries. The Company's original equipment operations design and manufacture a comprehensive line of industrial cranes, hoists and other component products. Through its aftermarket operations, the Company provides a variety of related products and services, including replacement parts, repair and maintenance services and product modernizations. The Company's revenues are derived principally from the sale of industrial overhead cranes, component products and aftermarket products and services.


USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate realization of assets and settlement of liabilities in the future could differ from those estimates.

INVENTORIES - Inventories are stated at the lower of cost or market value. Cost is determined by the last-in, first-out (LIFO) method for certain domestic inventories and by the first-in, first-out (FIFO) method for certain domestic inventories and inventories of foreign subsidiaries.

REVENUE RECOGNITION - The majority of the Company's sales of products or services are recorded as products are shipped or services are rendered. Revenue on certain long-term contracts is recorded using the percentage-of-completion method. Losses, if any, are recognized in full as soon as identified. The Company's products are generally under warranty against defects in material and workmanship for a period of 1 to 2 years. The Company generally provides for future warranty costs based upon the relationship of sales in prior periods to actual warranty costs.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at historical cost. Expenditures for major renewals and improvements are capitalized, while maintenance and repairs which do not significantly improve the related asset or extend its useful life are charged to expense as incurred. For financial reporting purposes, plant and equipment is depreciated primarily by the straight-line method over the estimated useful lives of the assets. Depreciation claimed for income tax purposes is computed by accelerated methods.

CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with an initial maturity of three months or less at the date of purchase to be cash equivalents.

INTEREST RATE SWAPS - To limit the effect of increases in interest rates, the Company has entered into an interest rate swap arrangement. The differential between the contract floating and fixed rates is accrued each period and recorded as an adjustment of interest expense.

FOREIGN CURRENCY TRANSLATION - The assets and liabilities of the Company's international operations are translated at year-end exchange rates; income and expenses are translated at average exchange rates prevailing during the year. For operations whose functional currency is the local currency, translation adjustments are accumulated within shareholders' equity. For subsidiaries operating in highly inflationary economies, financial statements are remeasured into the United States dollar with adjustments resulting from the translation of monetary assets and liabilities reflected in results of operations. Transaction gains and losses are reflected in income. Pre-tax foreign exchange gains (losses) included in operating income were $(118), $110 and $(167) in 1998, 1997 and 1996, respectively.

GOODWILL AND INTANGIBLE ASSETS - Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired companies and is amortized on a straight-line basis over periods ranging from 30 to 40 years. The Company assesses the carrying value of goodwill at each balance sheet date. Consistent with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," such assessments include, as appropriate, a comparison of (a) the estimated future nondiscounted cash flows anticipated to be generated during the remaining amortization period of the goodwill to (b) the net carrying value of goodwill. The Company recognizes diminution in value of goodwill, if any, on a current basis. Impairment assessments made in accordance with SFAS No. 121 are made in connection with an analysis of related long-lived assets acquired in the respective purchase business combination. Accumulated amortization was $3,154 and $2,268 at October 31, 1998 and 1997, respectively.


DEBT FINANCING COSTS - In conjunction with the Recapitalization (see Note 3), the Company recorded $20.1 million of debt financing costs. These costs are being amortized over periods ranging from 5 to 10 years. Accumulated amortization was $1,169 at October 31, 1998.


INCOME TAXES - For periods prior to the Recapitalization, the Company's domestic income tax provision reflects an intercompany tax allocation arrangement with its parent such that the domestic income taxes payable was recorded as if the Company filed separate income tax returns. The Company recorded its domestic income taxes payable as an intercompany payable within shareholder's investment. Subsequent to the Recapitalization, Holdings, its subsidiaries and MHE Investments have entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for, among other things, the allocation of federal, state and local tax liabilities between Holdings, its subsidiaries and MHE Investments. In general, under the Tax Sharing Agreement, Holdings and its subsidiaries will be responsible for paying their allocable share, based upon amounts calculated as if separate income tax returns were filed, of all income taxes shown to be due on the consolidated federal (and any comparable state or local) income tax return filed by MHE Investments. The Company's foreign income tax provision and related income taxes payable are recorded based upon the income tax returns as filed by its foreign affiliates in their respective jurisdictions.

Domestic and foreign deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and for tax basis carryforwards. A valuation allowance is provided for deferred tax assets where it is considered more likely than not that the benefit of such assets will not be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Cash and cash equivalents, accounts receivable and accounts payable recorded in the balance sheets approximate fair value based on the short maturity of these instruments. The fair values of long-term debt obligations are estimated based on market conditions and interest rates available to the Company for similar financial instruments and in the case of the Company's senior notes, based on quoted market prices. The fair value of the Company's interest rate swap was obtained from a dealer quote.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $1,308, $1,369 and $319 in 1998, 1997 and 1996, respectively.

FUTURE ACCOUNTING CHANGES - The Financial Accounting Standards Board (FASB) has SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for periods beginning after June 15, 1999. Due to the Company's current limited use of derivative instruments, the adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also issued by the FASB and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that business enterprises report information, financial and descriptive, about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is in the process of evaluating the effect of SFAS No. 131 on its financial statements. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 31, 1997. This standard's objective is to improve pension and other postretirement benefits disclosures.

NOTE 3 - RECAPITALIZATION TRANSACTION


The Recapitalization was effectuated pursuant to the January 28, 1998 Recapitalization Agreement among MHE Investments, HarnCo and certain of HII's affiliates. Pursuant to this agreement, HarnCo and other HII affiliates effected a number of transactions which resulted in Holdings owning, directly or indirectly, the equity interests of all of the operating entities engaged in the MHE Business. Holdings in turn formed MMH as a wholly owned subsidiary to directly or indirectly hold the various operating entities engaged in the MHE Business.

The principal transactions effected as part of the Recapitalization were the following: (i) MHE Investments acquired (x) 7,907 shares of Holdings' common stock for $25.1 million and (y) $28.9 million liquidation preference of Holdings' 12 1/2% Series C Junior Voting Exchangeable Preferred Stock (the "Series C Junior Voting Preferred Stock") from HarnCo, (ii) Holdings redeemed certain shares of its common stock and Series C Junior Voting Preferred Stock held by HarnCo for $287 million in cash (including a $5 million prepayment of a potential post-closing redemption price adjustment) and approximately $4.8 million liquidation preference of Holdings' 12 1/4% Series B Junior Exchangeable Preferred Stock (the "Series B Junior Preferred Stock"); and (iii) HarnCo retained 2,261 shares of Holdings' common stock.

To finance the Recapitalization, Holdings sold $60 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings' 12% Series A Senior Exchangeable Preferred Stock (the "Series A Senior Preferred Stock") and $2.3 million of Holdings' non-voting common stock, to institutional investors. In addition, MMH issued $200 million of aggregate principal amount of its 9 1/2% Senior Notes due 2008 (the "Note Offering") and entered into a senior secured credit facility (the "New Credit Facility") (See Notes 7 and 8). MMH used a portion of the $200 million aggregate proceeds from the Note Offering and $55 million aggregate borrowings under the New Credit Facility to redeem certain of its common shares from Holdings and pay Holdings a dividend which on a combined basis totaled $233.8 million. Holdings, in turn, used the proceeds from this redemption, together with the proceeds of the sale of the Series A Units, to finance the cash portion of the redemption price for HarnCo's shares. The remainder of the proceeds were used by Holdings and MMH (i) to make loans to senior management to acquire indirect equity interests in Holdings, (ii) to fund certain transaction fees and expenses and (iii) for general corporate purposes.


As a result of the Recapitalization, MHE Investments owns approximately 72.6% of the common stock of Holdings and $28.9 million liquidation preference of the Series C Junior Voting Preferred Stock and HarnCo owns approximately 20.8% of the common stock of Holdings and $4.8 million liquidation preference of the Series B Junior Preferred Stock. The remaining equity interests are held by institutional investors and consist of non-voting stock representing approximately 6.6% of the outstanding common stock of Holdings and $57.7 million liquidation preference of the Series A Senior Preferred Stock.


NOTE 4 - ACQUISITIONS

During 1998, 1997 and 1996, the Company completed several acquisitions for an aggregate purchase price of $8,891, $11,787 and $15,272, respectively, net of cash acquired. These acquisitions were primarily related to the Company's aftermarket business and were accounted for as purchase transactions with the purchase prices allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill, $8,343 in 1998, is being amortized over 30 to 40 years. One of the 1998 acquisitions was partially financed by the seller, resulting in a deferred purchase price which will be paid in annual installments through 2006. With respect to a 1995 acquisition, the Company was required to make contingent consideration payments of $312, $691 and $632 related to 1998, 1997 and 1996, respectively. On a pro forma basis, such acquisitions were not material to results of operations reported for the applicable fiscal years and accordingly, such information is not presented.


NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable at October 31 consisted of the following:


                                                    1998              1997
                                              -----------------------------------
    Trade receivables                              $78,142           $77,356
    Unbilled receivables                             5,411             6,183
    Allowance for doubtful accounts                 (1,606)           (1,330)
                                              -----------------------------------
                                                   $81,947           $82,209
                                              -----------------------------------
                                              -----------------------------------

The amount of accounts receivable due beyond one year is not significant.



NOTE 6 - INVENTORIES

Inventories at October 31 consisted of the following:

                                                          1998              1997
                                                    -----------------------------------
      Raw material                                      $ 14,517           $17,391
      Work-in-process                                     20,545            13,654
      Finished parts                                      14,910            10,704
                                                    -----------------------------------
                                                          49,972            41,749
      Less excess of current cost over
      stated LIFO value                                   (7,411)           (8,252)
                                                    -----------------------------------
                                                         $42,561           $33,497
                                                    -----------------------------------
                                                    -----------------------------------

Inventories valued using the LIFO method represented approximately 38% and 43% of inventories at October 31, 1998 and 1997, respectively. During 1998 and 1997, inventory quantities were reduced, resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 1998 and 1997 purchases. The effect of these liquidations decreased cost of sales by $2,079 and $1,998 in 1998 and 1997, respectively. There was no liquidation of LIFO inventory quantities in 1996.



NOTE 7 - INDEBTEDNESS


On March 30, 1998, MMH issued $200 million aggregate principal amount of 9.5% Senior Notes due April 1, 2008 (the "Senior Notes") in connection with the Recapitalization as discussed in Note 3. Interest on the Senior Notes is payable semi-annually on each April 1 and October 1, commencing October 1, 1998. The Senior Notes will be redeemable at the option of MMH, in whole or in part, at any time on or after April 1, 2003, at the appropriate redemption price, plus accrued and unpaid interest thereon to the redemption date. In addition, MMH may redeem in the aggregate up to 35% of the original principal amount of the Senior Notes at any time and from time to time prior to April 1, 2001 at a redemption price equal to 109.5% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, subject to certain provisions. The Senior Notes are senior unsecured obligations and are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by substantially all of MMH's subsidiaries. See further discussion in Note 17.


At the Recapitalization Closing, MMH entered into the New Credit Facility which consists of a $70 million revolving credit facility (the "Revolving Credit Facility"), a $30 million acquisition facility (the "Acquisition Facility"), a $20 million term loan ("Term Loan A") and a $35 million term loan ("Term Loan B").

The Revolving Credit Facility permits, subject to compliance with certain conditions, MMH to borrow, repay and reborrow up to $70 million (of which $15 million is reserved under the indenture governing the Notes (the "Note Indenture") for issuance of letters of credit) at any time until the fifth anniversary of the Recapitalization Closing, the proceeds of which may be used for working capital and other corporate purposes. At October 31, 1998, the Company had $1.2 million of borrowings outstanding under the Revolving Credit Facility. The Acquisition Facility, the proceeds of which may be used for acquisitions, permits, subject to compliance with certain conditions, MMH to borrow up to $30 million at any time until the third anniversary of the Recapitalization Closing, and to repay the same in installments on or prior to the seventh anniversary of the Recapitalization Closing. Term Loan A and Term Loan B are repayable in 20 and 28 quarterly installments, respectively, which commenced in June 1998.

Beginning in fiscal 1998, the Company is required to make mandatory prepayments to reduce outstanding loans or commitments, as applicable, under the New Credit Facility, equal to 75% of the Company's excess cash flow, as defined; provided that such amount shall be 50% in fiscal 1999 and may be reduced further in fiscal 1999 and future periods under certain circumstances set forth in the agreement.


The commitment of the participating lending institutions to make additional loans under the Revolving Credit Facility and Acquisition Facility is subject to certain conditions, including that nothing shall have occurred or become known which the participating lending institutions shall have determined could be reasonably expected to have a material adverse effect, as defined, on the Company.

The New Credit Facility provides that the Company is to pay certain fees and commissions to the agents and lenders, including an annual administrative fee, a Revolving Credit Facility and Acquisition Facility unused commitment fee of 0.5% and a letter of credit fee of 2.375% of the average outstanding amounts under letters of credit.


Borrowings under the New Credit Facility are secured by certain of MMH's and its subsidiaries' assets, including substantially all of their assets located in the United States and the United Kingdom, and are guaranteed by Holdings and substantially all of MMH's subsidiaries.

Borrowings under the New Credit Facility bear interest at various interest rates based on certain floating reference rates (the "Floating Rate"). To limit the effect of increases in the interest rates under the New Credit Facility, the Company has entered into an interest rate swap arrangement. The effect of this agreement, which expires on March 31, 2001, is to limit the interest rate exposure on specified amounts up to the $55.0 million borrowed under the New Credit Facility to a fixed LIBOR rate of 5.875% (the "Fixed Rate") plus 2.25% or 2.75%, as applicable. As a result, the interest rates applicable to Term Loan A and Term Loan B at October 31, 1998 have been fixed at 8.125% and 8.625%, respectively. The differential between the Floating Rate and the Fixed Rate is accrued as interest rates change and is recorded as an adjustment of interest expense. The fair value of the interest rate swap is the amount which the Company would receive or pay to terminate the instrument at the reporting date. The Company would have paid approximately $1,320 to terminate the swap at October 31, 1998.


The New Credit Facility and the Note Indenture contain a number of covenants that, among other things, limit Holdings' and its subsidiaries' ability to prepay subordinated indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. In addition, the New Credit Facility limits Holdings' and its subsidiaries ability to incur indebtedness and the Note Indenture limits the Company's and its subsidiaries' ability to incur indebtedness. The New Credit Facility also requires Holdings and its subsidiaries to comply with certain financial ratios and tests, under which Holdings and its subsidiaries are required to achieve and maintain certain financial and operating results. A breach of any of these covenants would result in a default under the Note Indenture or the New Credit Facility, or both. In the event of any such default, the lenders under the New Credit Facility and/or the holders of the Senior Notes could elect to declare all amounts borrowed under the New Credit Facility and/or the Senior Notes, as applicable, together with accrued interest thereon, to be due and payable which would also result in an event of default under the Surety Arrangement.

The New Credit Facility contains financial ratio covenants and borrowing condition tests based on quarterly and latest twelve month results of operations of the Company. The Company may not meet certain of such ratios and tests for the period ended January 30, 1999, the results of operations for which are not yet available. In the event such tests and ratios are not met, in the absence of a waiver or amendment of the New Credit Facility, the Company would not be able to borrow under the Revolving Credit Facility or the Acquisition Facility and could experience significant liquidity problems. In addition, in the absence of a waiver or amendment, the Company would be in default under the New Credit Facility. The Company believes, however, that if it is not in compliance with such financial ratios and borrowing tests as of January 30, 1999, waivers and/or amendments to the New Credit Facility could be obtained promptly which will permit the Company to borrow under the Revolving Credit Facility to meet its working capital requirements.



Long-term obligations at October 31 consisted of the following:

                                                                                1998               1997
                                                                          ----------------- -----------------
     Senior notes, at 9.5% due April 1, 2008                                 $ 200,000             $   -
     Bank term loan (Term Loan A), at LIBOR plus 2.25% (7.5625% at
       October 31, 1998) due in quarterly installments through March
       2003                                                                     19,500                 -
     Bank term loan (Term Loan B), at LIBOR plus 2.75% (8.0625% at
       October 31, 1998) due in quarterly installments through March
       2005                                                                     34,825                 -
     Bank acquisition loan (Draw 1), at LIBOR plus 2.75% (8.46875% at
       October 31, 1998) due in eight quarterly installments beginning
       June 2003 through March 2005                                              4,762                 -
     Bank acquisition loan (Draw 2), at LIBOR plus 2.75% (8.3125% at
       October 31, 1998) due in eight quarterly installments beginning
       June 2003 through March 2005                                              1,432                 -
     Bank revolving credit loan, at LIBOR plus 2.25% (7.5625% at
       October 31, 1998) due March 2003                                          1,200                 -
     Deferred payments for purchases of companies, due in annual
       installments through 2006                                                 1,123                 -
     Long-term capital leases with various expiration dates                        198                 -

     Bank debt, at 7.5% due in annual installments through March
       2010                                                                        696               748
     Industrial revenue bonds, at 5.75% due in annual installments
       through June 2007                                                           350               380
                                                                          ----------------- -----------------
                                                                               264,086             1,128
     Less current portion                                                        2,262                85
                                                                          ----------------- -----------------
                                                                              $261,824            $1,043
                                                                          ----------------- -----------------
                                                                          ----------------- -----------------

Installments payable related to the Company's long-term obligations are as follows:


                                                               MMH          Subsidiaries          Total
                                                        ----------------- ----------------- -----------------
              1999                                           $ 2,100            $  162           $ 2,262
              2000                                             3,600               222             3,822
              2001                                             5,423               238             5,661
              2002                                             6,600               184             6,784
              2003                                            14,736               193            14,929
              Thereafter                                     229,583             1,045           230,628
                                                        ----------------- ----------------- -----------------

                                                            $262,042           $ 2,044          $264,086
                                                        ----------------- ----------------- -----------------
                                                        ----------------- ----------------- -----------------

At October 31, 1998 and 1997, short-term bank credit lines of foreign subsidiaries were $0 and approximately $2,828, respectively. The outstanding borrowings were $0 and $667 at October 31, 1998 and 1997, respectively. The weighted average interest rate was 5.25% at October 31, 1997.


NOTE 8 - MANDITORILY REDEEMABLE PREFERRED STOCK AND  SHAREHOLDERS' EQUITY

Manditorily redeemable preferred stock at October 31, 1998 consisted of the following:

                                                              Carrying Value
                                                              --------------
     12% Series A senior exchangeable
     preferred stock, stated value $1,000
     per share, par value $.01 per share,
     120,000 shares authorized, 61,188
     shares issued and outstanding                            $    59,217


     12 1/4% Series B junior exchangeable
     preferred stock, stated value $1,000
     per share, par value $.01 per share,
     10,000 shares authorized, 5,105 shares
     issued and outstanding                                         5,156

     12 1/2% Series C junior voting
     exchangeable preferred stock, stated
     value $1,000 per share, par value $.01
     per share, 60,000 shares authorized,
     30,678 shares issued and outstanding                          30,978
                                                            --------------
                                                              $    95,351
                                                            --------------
                                                            --------------

SERIES A SENIOR PREFERRED STOCK

The Series A Senior Preferred Stock is nonvoting and ranks senior to all classes of common stock and to each other series of preferred stock. The Series A Senior Preferred Stock shareholders are entitled to receive cumulative dividends at an annual rate of 12% of the liquidation preference value, payable semi-annually in arrears. Dividends may be paid, at Holdings' option, on any dividend date prior to April 1, 2003, either in cash or additional shares of Series A Senior Preferred Stock. Cash will be paid in lieu of fractional shares. After April 1, 2003, dividends will be payable in cash.

On or after April 1, 2003, the Series A Senior Preferred Stock may be redeemed, in whole or in part, at the option of Holdings at the following redemption prices, plus an amount in cash equal to all accumulated and unpaid dividends:

Year Beginning April 1,                     Percentage
-----------------------                     ----------
2003                                         106.000%
2004                                         104.000%
2005                                         102.000%
2006 and thereafter                          100.000%

Notwithstanding the foregoing, Holdings may redeem in the aggregate all, but not less than all, of the Series A Senior Preferred Stock then outstanding, at any time prior to April 1, 2001, at a redemption price equal to 112.000% of the then effective liquidation preference thereof, plus an amount in cash equal to all accumulated and unpaid dividends out of the net proceeds of a public offering of shares of common stock, provided that redemption occurs within 90 days following the closing of any such public offering. On April 1, 2009, the Series A Senior Preferred Stock will be subject to mandatory redemption at a price equal to 100% of the liquidation preference thereof, plus all accumulated and unpaid dividends to the date of redemption, payable in cash. Dividends in kind declared and accumulated were $3,463 and $4,075, respectively, at October 31, 1998.

Subject to certain conditions, the Series A Senior Preferred Stock will be exchangeable, in whole but not in part, at the option of Holdings, on any dividend payment date, for Holdings' 12% Exchange Debentures due 2009 (the "Exchange Debentures"). Interest on the Exchange Debentures will be payable at a rate of 12% per annum and will accrue from the date of issuance thereof. Interest on the Exchange Debentures will be payable semi-annually in cash or, at the option of Holdings, on or prior to April 1, 2003, in additional Exchange Debentures, in arrears on each April 1 and October 1, commencing on the first such date after the exchange of the Series A Senior Preferred Stock for Exchange Debentures. The Exchange Debentures mature on April 1, 2009. The Exchange Debentures will be redeemable, at the option of Holdings, in whole or in part, on or after April 1, 2003, at applicable redemption prices, plus accrued and unpaid interest to the date of redemption.

SERIES B JUNIOR PREFERRED STOCK

The Series B Junior Preferred Stock was issued to HarnCo in connection with the Recapitalization. The Series B Junior Preferred Stock is generally nonvoting and ranks junior to the Series A Senior Preferred Stock and senior to the Series C Junior Voting Preferred Stock discussed below as well as any class of common stock. Dividends on the Series B Junior Preferred Stock are cumulative from March 30, 1998, at an annual rate of 12 1/4%, to be paid semi-annually in arrears on each April 1 and October 1, commencing October 1, 1998. Prior to April 1, 2003, dividends are payable, at Holdings' option, either in cash or in additional shares of Series B Junior Preferred Stock. After that date, dividends will be payable in cash.


On or after April 1, 2003, the Series B Junior Preferred Stock may be redeemed, in whole or in part, at the option of Holdings at the applicable redemption price together with an amount in cash equal to all accumulated and unpaid dividends. In addition, Holdings, at its option, may redeem all, but not less than all, of the Series B Junior Preferred Stock then outstanding, at any time prior to April 1, 2001, at a redemption price equal to 112.250% of the then effective liquidation preference thereof, plus an amount in cash equal to all accumulated and unpaid dividends out of the net proceeds of a public offering of shares of common stock, provided that redemption occurs within 90 days following the closing of any such public offering. On April 1, 2010, Holdings will be required to redeem in cash all of the Series B Junior Preferred Stock outstanding at a redemption price equal to 100% of the liquidation preference thereof, plus all accumulated and unpaid dividends to the date of redemption. Dividends in kind declared and accumulated were $295 and $347, respectively, at October 31, 1998.


Subject to certain conditions, the outstanding shares of Series B Junior Preferred Stock are exchangeable, in whole but not in part, at the option of Holdings, at any time on any dividend payment date for Holdings' 12 1/4% Exchange Debentures due 2010.

SERIES C JUNIOR VOTING PREFERRED STOCK

The Series C Junior Voting Preferred Stock was acquired by MHE Investments in connection with the Recapitalization. Each share of Series C Junior Voting Preferred Stock has voting rights of 0.314 votes per share. The Series C Junior Voting Preferred Stock ranks junior to the Series A Senior Preferred Stock and Series B Junior Preferred Stock and senior to any class of common stock. Dividends on the Series C Junior Voting Preferred Stock are cumulative from March 30, 1998, at an annual rate of 12 1/2%, to be paid semi-annually in arrears on each April 1 and October 1, commencing October 1, 1998. Prior to April 1, 2003, dividends are payable, at Holdings' option, either in cash or in additional shares of Series C Junior Voting Preferred Stock. Thereafter, dividends will be payable in cash.


On or after April 1, 2003, the Series C Junior Voting Preferred Stock may be redeemed, in whole or in part, at the option of Holdings at the applicable redemption price together with an amount in cash equal to all accumulated and unpaid dividends. In addition, Holdings, at its option, may redeem all, but not less than all, of the Series C Junior Voting Preferred Stock then outstanding, at any time prior to April 1, 2001, at a redemption price equal to 112.500% of the then effective liquidation preference thereof, plus an amount in cash equal to all accumulated and unpaid dividends out of the net proceeds of a public offering of shares of common stock, provided that redemption occurs within 90 days following the closing of any such public offering. On April 1, 2010, Holdings will be required to redeem in cash all of the Series C Junior Voting Preferred Stock outstanding at a redemption price equal to 100% of the liquidation preference thereof, plus all accumulated and unpaid dividends to the date of redemption. Dividends in kind declared and accumulated were $1,803 and $2,123, respectively, at October 31, 1998.


Subject to certain conditions, the outstanding shares of Series C Junior Voting Preferred Stock are exchangeable, in whole but not in part, at the option of Holdings at any time on any dividend payment date for Holdings' 12 1/2 % Exchange Debentures due 2010.

COMMON STOCK

Common stock consisted of the following at October 31, 1998:

                                                                            Par Value
                                                                            ---------
     MMH Holdings, Inc.:

         Nonvoting common stock, $.01 par
         value, 100,000 shares authorized, 720
         shares issued and outstanding                                       $   -

         Voting common stock, $.01 par value,
         900,000 shares authorized, 10,169 shares
         issued and outstanding                                                  -

     Morris Material Handling, Inc.

         Common stock, $.01 par value, 1,000 shares
         authorized, 100 shares issued and outstanding                           -




MMH Holdings, Inc. holds all of the outstanding common stock of Morris Material Handling, Inc.

NOTE 9 - INCOME TAXES


The components of income of the Company's domestic and foreign operations for the years ended October 31 were as follows:



                                   1998              1997              1996
                             ----------------- ----------------- -----------------
       Domestic                   $ 8,774           $28,097          $23,381
       Foreign                        (75)            6,648            6,553
                             ----------------- ----------------- -----------------

                                  $ 8,699           $34,745          $29,934
                             ----------------- ----------------- -----------------
                             ----------------- ----------------- -----------------

The provision for income taxes included in the Statements of Income and Comprehensive Income for the years ended October 31 consisted of the following:

                                                       1998              1997              1996
                                                 ----------------- ----------------- -----------------
  Current provision
       Federal and state                              $ 1,883           $11,028           $9,094
       Foreign                                          2,225             2,757            1,047
                                                 ----------------- ----------------- -----------------
  Total current                                         4,108            13,785           10,141
                                                 ----------------- ----------------- -----------------

  Deferred provision
       Federal and state                                1,804               (137)            (91)
       Foreign                                          (1,477)             226            1,438
                                                 ----------------- ----------------- -----------------
  Total deferred                                          327                89            1,347
                                                 ----------------- ----------------- -----------------
  Provision for income taxes                           $4,435           $13,874          $11,488
                                                ----------------- ----------------- -----------------
                                                ----------------- ----------------- -----------------

The difference between the U.S. federal statutory tax rate and the effective tax rate for the years ended October 31 are as follows:

                                                              1998              1997              1996
                                                        ----------------- ----------------- -----------------
              Federal statutory rate                           34.0%             35.0%            35.0%
              Divestiture bonuses                               4.7                 -                -
              Foreign taxes, net of
                 federal benefit                                3.2               1.9              0.8
              State taxes, net of
                 federal benefit                                1.9               3.0              3.0
              Valuation allowance adjustment                    7.6                 -                -
              Other - net                                      (0.5)                -             (0.4)
                                                        ----------------- ----------------- -----------------
                                                               50.9%             39.9%            38.4%
                                                        ----------------- ----------------- -----------------
                                                        ----------------- ----------------- -----------------


Foreign income taxes paid were $1,209, $322 and $1,252 in 1998, 1997 and 1996, respectively.


Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at October 31 were as follows:

                                                             1998               1997
                                                       ----------------- -----------------
     Deferred tax assets
          Accrued expenses and reserves                     $ 4,614           $ 2,766
          Inventories                                         3,980                 -
          Fixed assets                                        6,068                 -
          Intangibles                                        76,828                 -
          Other                                               1,334                 -
                                                       ----------------- -----------------
                                                             92,824             2,766
          Valuation allowance                               (21,369)                -
                                                       ----------------- -----------------
                                                             71,455             2,766
                                                       ----------------- -----------------
     Deferred tax liabilities
          Fixed asset and intangibles                             -            (1,897)
          Other                                                (562)              (54)
          Prepaid pension asset                              (1,335)           (1,191)
                                                       ----------------- -----------------
                                                             (1,897)           (3,142)
                                                       ----------------- -----------------
     Net deferred tax asset (liability)                    $ 69,558            $ (376)
                                                       ----------------- -----------------
                                                       ----------------- -----------------


The deferred income tax accounts reflect the impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and their related basis as measured by income tax regulations. For income tax purposes, Holdings and MMH were deemed to have acquired the assets of the MHE Business pursuant to Internal Revenue Code Section 338(h)(10). Accordingly, this transaction increased the tax basis of certain assets and created tax-deductible goodwill, and resulted in significant book/tax basis differences. Substantially all of the additional deferred taxes recorded resulted from this goodwill created for tax purposes. A valuation allowance was recorded to reflect the estimated amount of deferred tax assets which may not be realized due primarily to the possible limitation on the future use of foreign tax credits. The resulting net adjustment to deferred income taxes of approximately $71 million has been recorded as an adjustment to shareholders' equity.


As a result of the Section 338(h)(10) election made in connection with the Recapitalization, all historical earnings and profits were taxed. Accordingly, any dividends remitted from pre-closing retained earnings of the Company's foreign subsidiaries would be treated as previously-taxed and subject only to local withholding taxes, for which the Company may claim a foreign tax credit.

At October 31, 1998, the Company's Mexican affiliate has a net operating loss carryforward approximating $2.0 million which expires in 2004 and 2005. A valuation allowance has been recorded against this carryforward for which utilization is uncertain. The amount of the valuation allowance recorded against such net operating loss carryforwards which if subsequently recognized would reduce long-lived assets of the acquired entity approximates $0.2 million.

This net deferred tax asset (liability) is included in the Balance Sheets at October 31 in the following captions:

                                              1998               1997
                                        ----------------- -----------------
    Other current assets                     $ 6,277            $2,712
    Other assets                              65,979                 -
    Noncurrent liabilities                     (2,698)           (3,088)
                                        ----------------- -----------------
                                             $69,558             $ (376)
                                        ----------------- -----------------
                                        ----------------- -----------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES

To secure the performance of sales contracts related to MMH operations, MMH was contingently liable to financial institutions and others for the following at October 31, 1998: (i) $2.2 million of outstanding letters of credit and surety bonds under the New Credit Facility, (ii) $3.5 million under a surety arrangement for outstanding surety bonds and (iii) $3.4 million of surety bonds with other institutions. Prior to the Recapitalization Closing, HII and its affiliates ("HII Group") provided credit support for the MHE Business. As part of the Recapitalization, HII agreed to maintain in place credit support (including letters of credit and surety bonds) in existence at the Recapitalization Closing and the Company agreed to reimburse HII for any payments made by the HII Group with respect to such credit support. At October 31, 1998, approximately $33.3 million of HII Group letters of credit and surety bonds remained outstanding.

As of the Recapitalization Closing, HarnCo retained certain income and other tax liabilities relating to the MHE Business, all environmental liabilities relating to previously shared facilities, any liabilities for which HarnCo or its affiliates have been named as potentially responsible parties with respect to Superfund sites, and any liabilities arising in connection with claims alleging exposure to asbestos (to the extent there is insurance coverage therefor) in connection with the MHE Business prior to the Recapitalization Closing. Additionally, HarnCo retained all liability for medical and disability benefit claims for current United States employees made prior to the Recapitalization Closing and all claims with respect to any of the HII benefit plans for former United States employees.

HarnCo has been and is currently a defendant to a number of asbestos related lawsuits and will likely be named in future such actions. Most suits involve multiple defendants including asbestos manufacturers. MMH has agreed to indemnify HarnCo and its affiliates with respect to any liabilities in excess of insurance arising in connection with past and future asbestos litigation relating to the MHE Business. HII's insurance program included coverage for asbestos related claim activity through 1986, when coverage for asbestos related claims ceased to be available. HII's insurer has provided first dollar coverage for policy periods through 1976. During the 1977 to 1985 policy periods, HII had a variety of policies, with retention levels ranging from $100,000 to $15.0 million and total coverage limits ranging from $12.5 million to $50.0 million. To date, HII's insurer has paid all liabilities relating to asbestos claims (which amounts have not been material to the MHE Business) but there can be no assurance such insurers will continue to do so in the future or that there will be insurance coverage for such claims. In addition, policy primary aggregate levels were exhausted in certain years, which would require the participation of excess insurers for future claim activity. Given its experience to date with such claims, the Company believes that its exposure to asbestos related claims is not material, but there can be no assurance that such liability will not in fact be material.


In October 1998, the Company received a request to arbitrate a claim from a former customer which arises out of an accident that occurred in Ireland involving two cranes sold by the Company in 1992. The claim alleges direct damages of approximately $12.8 million plus lost revenue due to business interruption. The Company is continuing to work with its insurance broker to determine the availability of insurance coverage, if any. The contract between the Company and the claimant provides that the contract is governed by Irish law and that all disputes are to be resolved by arbitration in Ireland. Given the recent nature of this claim, it is not possible to reasonably estimate the range of any potential loss in the event that insurance coverage is not available. Management intends to vigorously defend this matter.

The Company is a party to various other litigation matters, including product liability and other claims, which are normal in the course of its operations. Also, as a normal part of its operations, the Company undertakes certain contractual obligations and warranties in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty, management believes that the resolution of such matters will not have a material adverse effect on the consolidated results of operations, financial position or cash flows of Holdings or the Company.


Under the terms of the Recapitalization Agreement, HarnCo retained all liability for the only two open environmental clean-up claims brought against HarnCo in the Milwaukee, Wisconsin area. The Company and its management are not aware of any other material environmental clean-up claim which is pending or is threatened against the Company, but there can be no assurance that any such claim will not be asserted against the Company in the future.


NOTE 11 - EMPLOYEE BENEFIT PLANS

HII PLANS

Prior to the Recapitalization, the Company was a participant in HII and affiliates' domestic defined benefit pension plans. Benefits from these plans were based on factors which included various combinations of service, employee compensation during the last years of employment and the recipient's social security benefit. Pension expense was allocated annually based upon headcount. The Company's pension expense for these domestic defined benefit plans was $584, $1,275 and $1,169 in 1998, 1997 and 1996, respectively.

The Company was also a participant in HII's qualified profit sharing plan which covered substantially all domestic employees, except employees covered by collective bargaining agreements and employees of affiliates with separate defined contribution plans. Contributions to this plan were based on the Company's "economic value added" performance. The Company's profit sharing expense for this plan and other defined contribution plans was $1,584 and $1,226 in 1997 and 1996, respectively.

MMH PLANS


Effective April 1, 1998, the Company established a retirement savings plan under
Section 401(k) of the Internal Revenue Code (the "Plan"). The Plan covers all non-bargaining unit employees in the United States from their first day of service. Employees can contribute from 1% to 10% of their eligible pre-tax pay. The Company matches 100% of contributions up to 3% of an employee's eligible pay and 50% of the next 2% of an employee's eligible pay. Also, once an employee turns 35, the Company contributes an additional percentage of the employee's pay based on his/her age. In addition, the Company makes a special contribution for long-service and older employees who were participants in the former HII pension plan in order to make up for future years of non-participation in that plan. If an employee's age plus years of service add up to 65 or more, the Company contributes an additional percentage of the employee's pay to the Plan. All Company contributions are 100% vested upon contribution. An employee must be active on December 31 of the Plan year in order to qualify for annual Company contributions. The Company recognized expense of $890 during 1998 related to the Plan.

The Company also continued the HII profit sharing plan as a component of its new retirement savings plan. The profit sharing plan covers substantially all domestic employees, except employees covered by collective bargaining agreements and employees of affiliates with separate defined contribution plans. Contributions to this plan in 1998 were based on the Company's "economic value added" performance. Effective November 1, 1998, contributions will be based on earnings of the Company before interest and taxes. The Company's profit sharing expense for this plan was $137 in 1998.

In connection with the Recapitalization, the Company committed to establish a new equity incentive plan to attract and retain key personnel, including senior management, and to enhance their interest in the Company's continued success. Holdings reserved 1,186.0849 shares of Holdings nonvoting common stock and 4,328.25 shares of Holdings Series C Junior Voting Preferred Stock with a value of $8.1 million on March 30, 1998 for this plan (such shares to be denominated in 8,100 units consisting of 0.1464 shares of Holdings nonvoting common stock and 0.5344 shares of Holdings Series C Junior Voting Preferred Stock (the "Equity Units")). The Company has commited to make an initial option grant to each member of the Company's senior management on March 30, 1998 under such executive's employment agreement. The Company is in the process of establishing the vesting terms for such Equity Units.


Pension expense, as determined by the Company's actuaries, for its employee benefit plan in the United Kingdom for the three years ended October 31 included the components shown below. Pension expense for the Company's other foreign employee benefit plans is not significant.


                                                              1998              1997              1996
                                                        ----------------- ----------------- -----------------

     Service cost - benefits earned during the year           $ 894              $ 782            $ 627
     Interest cost on projected benefit obligation            1,665              1,359            1,102
     Actual gain on plan assets                              (2,180)             (2,988)         (1,241)
     Net amortization and deferral                              153              1,186             (259)
                                                        ----------------- ----------------- -----------------
                                                              $ 532              $ 339            $ 229
                                                        ----------------- ----------------- -----------------
                                                        ----------------- ----------------- -----------------

The discount rate used for this foreign plan was 6.0%, 7.5% and 9.0% in 1998, 1997 and 1996. The assumed rate of increase in future compensation of employees was 4.0%, 4.5% and 6.0% in 1998, 1997 and 1996. The expected long-term rate of return on assets was 8.5%, 10.25% and 10.0% in 1998, 1997 and 1996.

The following table sets forth the funded status of the United Kingdom plan at October 31:

                                                                    1998               1997
                                                              ----------------- -----------------
  Actuarial present value of:
      Vested benefits                                              $23,606           $19,268
                                                              ----------------- -----------------
      Accumulated benefits                                          23,606            19,268
                                                              ----------------- -----------------
      Projected benefits                                            27,739            20,665
  Net assets available for benefits                                 23,851            21,101
                                                              ----------------- -----------------
  Plan assets (less) greater than projected benefits                 (3,888)             436
  Unrecognized net loss                                              8,195             3,332
                                                              ----------------- -----------------

  Prepaid pension asset                                            $ 4,307            $3,768
                                                              ----------------- -----------------
                                                              ----------------- -----------------


POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

HII generally provided certain health care and life insurance benefits under various plans for U.S. employees who retired after attaining early retirement eligibility, subject to plan amendments. In 1993, the HII Board of Directors approved a general approach that would culminate in the elimination of contributions towards postretirement health care benefits. Increases in costs were capped for certain plans beginning in 1994 extending through 1998 and contributions were eliminated on September 1, 1998 for most employee groups. As such, negative plan amendments made subsequent to November 1, 1993 were amortized from the date of the amendment to September 1, 1998. Postretirement benefit income was allocated each year based upon headcount. The Company's postretirement benefit income was $684 for the five months ended March 30, 1998 and $1,658 and $1,126 during 1997 and 1996, respectively. Following the Recapitalization, the Company has no liability to previously retired employees for such benefits.

As of October 31, 1998, the Company offers no postretirement health care or life insurance benefits.


NOTE 12 - OPERATING LEASES

The Company leases certain plant, office and warehouse space as well as machinery, vehicles, data processing and other equipment. Certain of these leases have renewal options at reduced rates and provisions requiring the Company to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed.

Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $4,465, $4,369 and $3,328 in 1998, 1997 and 1996, respectively.

At October 31, 1998, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance, were as follows:


      1999                                         $4,850
      2000                                          3,710
      2001                                          2,117
      2002                                            748
      2003                                            573

NOTE 13 - GEOGRAPHICAL INFORMATION


                                                                   Sales to       Operating
                                      Total        Interarea     Unaffiliated       Income      Identifiable
                                    Net Sales        Sales        Customers         (Loss)         Assets
                                 ---------------- ------------ ----------------- ------------- ----------------
1998
   United States                     $ 202,639      $      -        $ 202,639     $  22,275      $   205,226
   Europe                               67,121        (8,318)          58,803          (547)          59,114
   Other Foreign                        56,415             -           56,415         4,946           46,657
   Interarea Eliminations               (8,318)        8,318                -             -
                                 ---------------- ------------ ----------------- ------------- ----------------

                                     $ 317,857      $      -        $ 317,857     $  26,674      $   310,997
                                 ---------------- ------------ ----------------- ------------- ----------------
                                 ---------------- ------------ ----------------- ------------- ----------------
1997
   United States                     $ 205,815      $      -        $ 205,815     $  26,585      $   101,159
   Europe                               99,593        (4,667)          94,926         6,662           62,159
   Other Foreign                        52,609             -           52,609         2,290           36,282
   Interarea Eliminations               (4,667)        4,667                -             -                -
                                 ---------------- ------------ ----------------- ------------- ----------------

                                     $ 353,350      $      -        $ 353,350     $  35,537      $   199,600
                                 ---------------- ------------ ----------------- ------------- ----------------
                                 ---------------- ------------ ----------------- ------------- ----------------
1996
   United States                     $ 206,896      $      -        $ 206,896     $  21,978      $    96,803
   Europe                               79,280        (3,619)          75,661         5,247           59,766
   Other Foreign                        41,178             -           41,178         2,791           32,489
   Interarea Eliminations               (3,619)        3,619                -             -                -
                                 ---------------- ------------ ----------------- ------------- ----------------


                                     $ 323,735      $      -        $ 323,735     $  30,016      $   189,058
                                 ---------------- ------------ ----------------- ------------- ----------------
                                 ---------------- ------------ ----------------- ------------- ----------------

NOTE 14 - RELATED PARTY TRANSACTIONS

HII AND AFFILIATES

Previously (and until the Recapitalization Closing), HII and/or HarnCo performed centrally a number of functions necessary for the operations of the Company. Under a management services arrangement with HII, the Company was provided with certain services, including, but not limited to, matters of organization and administration, cash management, labor relations, employee benefits, public relations, financial policies and practices, taxation and legal affairs (intellectual property, environmental, labor, securities and ERISA compliance, as well as assistance with product liability cases). The annual fee charged the Company for these services was based upon a pro rata share of corporate administration costs using an allocation methodology based on consolidated worldwide sales. Such fees totaled $1,155, $2,862 and $2,341 in 1998, 1997 and 1996, respectively.

Interest income/(expense) on receivables/(payables) with HII affiliates was charged by/(to) the Company using interest rates tied to LIBOR, the 13-week treasury bill rate or prime rate.

Throughout 1998, the Company sold certain products and services to HII affiliates at negotiated rates and performed certain administrative functions for HarnCo in Mexico. Sales to HII affiliates amounted to $3.2 million, $4.9 million and $0.9 million in fiscal 1998, 1997 and 1996, respectively.


In a number of instances, HII and/or HarnCo provided contracting credit support in connection with the Company's business. Certain customers for large crane supply contracts require the supplier to provide contracting credit support and/or parent guarantees of performance. See Note 10. At October 31, 1998, HarnCo continues to be shown as the guarantor on the Birmingham, Alabama facility lease with the Industrial Revenue Board of Birmingham.

As of October 31, 1998, the Company has accounts payable due to HII and affiliates of $0.7 million. Additionally, the Company has accounts receivable from HII and affiliates of $0.8 million.


TRANSITION SERVICES AGREEMENT - On March 30, 1998, the Company entered into a Transition Services Agreement with HarnCo pursuant to which HarnCo and/or its affiliates provide the Company and the Company's subsidiaries located in the United States certain specified transition services for a set monthly price per service, plus cost sharing in certain instances, for periods ranging up to three years. These services had been provided historically, and for all of fiscal 1998, but were not covered by a written agreement until the date of the Recapitalization. These services include financial support (including payroll, accounts payable and some accounting), MIS support (including mainframe applications, PC support, engineering applications, maintenance, shared products and telephone system support), human resources support (including assistance in union negotiations, processing support for workers' compensation claims, screening and hiring of hourly employees and benefits administration), shared space, warehouse services for repair parts at one of HarnCo's facilities until July 1998, order processing, office space and lobby services at HarnCo's offices, employee communications, use of corporate aircraft owned by HarnCo or its affiliates, and all traffic functions and transportation of materials between Milwaukee area operations. The Company was charged $5.0 million for such services in fiscal 1998. These arrangements for shared facilities and services, which are consistent with those which existed prior to the Recapitalization, include the following:


1. The Company and an HII affiliate share a parts warehouse for which the Company was charged approximately $976, $1,400 and $1,272 in 1998, 1997 and 1996, respectively.

2. An HII affiliate provides support to the Company for accounting, credit, traffic and human resource services and charged approximately $335, $756 and $784 to the Company in 1998, 1997 and 1996, respectively. In addition, the Company leases office space from this affiliate at a cost of approximately $120 per year for 1998, 1997 and 1996.

3. HarnCo provided certain products and services to the Company which management estimates amounted to approximately $12.4 million in fiscal 1998 and $10.0 million in fiscal 1997 and 1996, respectively. HarnCo manufactured electric motors, fabricated larger steel girders and did machining on certain cranes for the Company at cost or at cost plus a percentage. In addition, HII affiliates have acted as motor rewind subcontractors for the Company. It is contemplated that these transactions, none of which individually or in the aggregate are significant to the Company, will continue in the future.

4. An HII affiliate provides information systems services to the Company and charged approximately $3,610, $1,861 and $1,022 to the Company in 1998, 1997 and 1996, respectively.


Prior to the Recapitalization, the above-noted charges were negotiated by the Company on an annual basis with HII or other affiliates. The Company considers such costs, in the aggregate, to reflect arms-length terms and believes that in the aggregate these products and services can be obtained on comparable terms from third parties.

COMPONENT AND MANUFACTURED PRODUCTS SUPPLY AGREEMENT - At the Recapitalization Closing, the Company entered into a two year agreement with HarnCo pursuant to which HarnCo is to sell, or have its affiliates sell, to the Company and to its subsidiaries located in the United States, at cost, certain products, repair parts and rebuilds as have been previously manufactured by HarnCo for the Company. The price for these products is the fully absorbed standard cost for normal production products and repair parts, and the fully absorbed job cost for rebuilds and repairs.

TRADEMARK LICENSE AGREEMENT - In connection with the Recapitalization, MMH entered into a Trademark License Agreement with an affiliate of HarnCo pursuant to which the Company was granted the right to use the "P&H" trade name, trademark and service mark with respect to all MHE Business products on a worldwide exclusive basis from March 30, 1998 until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, MMH or their parents or successors (and for an additional seven years thereafter for aftermarket products and services). The royalty fee for use of the trademark is equal to 0.75% of the aggregate net sales of the MHE Business for the ten year period commencing March 30, 1999.

There will be no royalty fee for the remainder of the term following such ten year period.


HEALTH AND WELFARE ARRANGEMENTS - Under the terms of the Recapitalization Agreement, the current United States employees of the Company continued to participate, from the Recapitalization Closing until December 31, 1998, in the medical, dental, life and long-term disability insurance benefit plans that were sponsored by HarnCo for the benefit of these employees as of the Recapitalization Closing. The Company is to pay HarnCo the cost of all benefits provided under these plans. The Company recognized approximately $1.1 million of expense related to these arrangements in fiscal 1998.

STOCKHOLDERS AGREEMENT - At the Recapitalization Closing, Holdings entered into a stockholders' agreement and registration rights agreement with HarnCo and MHE Investments (the "Stockholders' Agreement") pursuant to which HarnCo has the right to appoint a representative to the board of directors of Holdings, so long as HarnCo owns at least 5% of the outstanding voting common stock of Holdings. Certain actions by Holdings require HarnCo's approval, including non-pro rata redemptions, certain post-closing affiliate and insider transactions, granting of conflicting rights or entering into conflicting agreements, and dividends or distributions on, or redemptions or purchases of, any junior equity stock at any time when dividends are in arrears on the Series B Junior Preferred Stock owned by HarnCo. The Stockholders' Agreement also provides that HarnCo has the right to purchase its pro rata share of future issuances of common stock of Holdings except for issuances of management stock and options and common stock sold in an underwritten public offering. HarnCo's shares are subject to a right of first refusal in favor of Holdings and its designees and certain other rights.

CREDIT INDEMNIFICATION AGREEMENT - On March 30, 1998, HII and the Company entered into a Credit Indemnification Agreement pursuant to which HII will maintain in place the credit support obligations related to the Company in existence on March 30, 1998 but have no further duty to extend, renew or enter into any new credit support obligations, other than with respect to the MHE Business obligations existing at the Recapitalization Closing. The Company has agreed to pay in advance an annual fee equal to 1% of the amounts outstanding under each letter of credit and bond provided by HII or its affiliates (approximately $33.3 million as of October 31, 1998). The Company paid a pro-rated fee of $290,000 for calendar year 1998 at the Recapitalization Closing. HII will refund the Company on a quarterly basis a pro-rata portion of the annual fee for any reductions in the outstanding amount of credit that occurred during such quarter. In addition, the Company will pay HII the full amount of future fees and other expenses that may be paid by HII or its affiliates to third parties in connection with maintaining the credit support obligations. The Credit Indemnification Agreement provides that the Company is to reimburse HII on demand for any payment made by HII or its affiliates under any of the credit support obligations.


LOANS TO MANAGEMENT - At the Recapitalization Closing, the Company made short-term loans in an aggregate principal amount of $900,000 to members of the Company's senior management to purchase equity interests in Niles L.L.C., an indirect minority shareholder of Holdings, in accordance with the terms of certain promissory notes. Interest on each of the notes, at a rate per annum equal at all times to the federal short-term rate (as defined) in effect from time to time, from the date of issuance until such note is repaid in full will be payable in arrears as a lump sum on the date the remaining unpaid principal amount of such note is due in full. At October 31, 1998, $780,000 of the outstanding principal has been repaid.

CHARTWELL

CHARTWELL FINANCIAL ADVISORY AGREEMENT - The Company entered into an agreement with Chartwell providing for the payment of fees and reimbursement of expenses to Chartwell for acting as financial advisor with respect to the Recapitalization, including soliciting, structuring and arranging the financing of the Recapitalization. The fees, totaling $5.0 million, equal to 1% of the consolidated capitalization of Holdings and the reimbursement of expenses, were paid at the Recapitalization Closing.


CHARTWELL MANAGEMENT CONSULTING AGREEMENT - The Company has entered into a management consulting agreement with Chartwell pursuant to which Chartwell provides the Company with certain management, advisory and consulting services for a fee of $1.0 million for each fiscal year of the Company during the term of the agreement, plus reimbursement of expenses. The term of the management consulting agreement is 10 years commencing at the Recapitalization Closing and is renewable for additional one year periods unless the Board of Directors of the Company gives prior written notice of non-renewal to Chartwell. The Company incurred expenses totaling $583, excluding amounts paid for the reimbursement of expenses, during fiscal 1998 under this agreement.


NOTE 15 - NON-RECURRING EMPLOYEE BENEFIT COSTS

As a result of the Recapitalization and subsequent restructuring, the Company recognized certain non-recurring employee benefit costs. These costs included:


1. Employee Termination Costs - This plan was used to reduce employee staffing levels associated with restructuring the Company's United Kingdom and United States manufacturing operations. During the fiscal year, 72 employees were terminated, resulting in severance costs of $0.7 million. Also, in October 1998, the Company announced additional terminations of 64 employees resulting in additional severance costs of approximately $1.1 million in fiscal 1998. The staffing reductions announced in October were completed in early fiscal 1999. Severance costs included severance pay, outplacement services and insurance coverage.

2. Divestiture Bonuses - Incentives were given to certain members of management in connection with the sale of the MHE Business by HII. HII, not the Company, was responsible for making these incentive payments and accordingly, this amount has been reported as a capital contribution in the accompanying financial statements. The incentives paid to management were approximately $1.2 million.


NOTE 16 - OTHER INCOME - NET

Other income - net consists of the following for the years ended October 31:


                                                  1998              1997              1996
                                            ----------------- ----------------- -----------------

  Gain on fire insurance claim                       $   -          $2,011            $   -
  Licensee income                                      594             524              830
  Other                                                737             114              319

                                            ----------------- ----------------- -----------------
                                                    $1,331          $2,649           $1,149
                                            ----------------- ----------------- -----------------
                                            ----------------- ----------------- -----------------

During 1995, one of the Company's facilities in the United Kingdom experienced a fire which resulted in an insurance claim for property loss and business interruption. A gain on the property loss portion of the claim amounted to $2,343 and was recorded in 1995. The remaining $2,011 gain was recorded in 1997 upon finalization of the property loss and business interruption claims.

NOTE 17 - SUPPLEMENTAL CONDENSED FINANCIAL INFORMATION


In connection with the Recapitalization, MMH, a direct wholly-owned subsidiary of Holdings, issued Senior Notes that are guaranteed by certain of MMH's subsidiaries (the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a wholly-owned subsidiary, directly or indirectly, of MMH and the guarantees are full, unconditional and joint and several. Both Holdings and MMH are holding companies with no material operating assets. All of the Company's business operations are conducted through subsidiaries of MMH and accordingly, both Holdings and MMH are dependent on the operating subsidiaries of MMH to fund their cash needs, including debt service and tax obligations.

Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth the balance sheet, statement of operations and cash flow information for the Guarantor Subsidiaries and for MMH's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries using the equity method of accounting. For purposes of this presentation, it is assumed that, historically, all of the assets of the MHE Business were wholly-owned by subsidiaries of MMH, which is an entity that was formed by Holdings in connection with the Recapitalization and accordingly, the historical financial statements of MMH and Holdings are identical following completion of the Recapitalization.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 31, 1998
                                  ($ in 000's)



                                                                  Non
                                                Guarantor      Guarantor       Material
ASSETS                                         Subsidiaries   Subsidiaries   Handling, Inc.  Eliminations
                                               ------------   ------------   --------------  ------------
Current Assets
   Cash and cash equivalents ............      $   2,214      $     320      $    --         $    --
   Accounts receivable - net ............         76,000          5,947           --              --
   Intercompany accounts receivable .....         20,687           --            6,915         (27,602)
   Inventories ..........................         39,749          2,812           --              --
   Deferred income taxes ................            801           --            5,476            --
   Other current assets .................          4,417            384            389            --
                                               ---------      ---------      ----------      ----------
                                                 143,868          9,463         12,780         (27,602)
                                               ---------      ---------      ----------      ----------
Property, Plant and Equipment ...........         38,295          2,775           --              --
                                               ---------      ---------      ----------      ----------

Other Assets
   Goodwill .............................         37,767          2,076           --              --
   Debt financing costs .................           --             --           18,905            --
   Noncurrent intercompany receivable ...          3,853           --           83,416         (87,269)
   Investment in affiliates .............            331           --           66,732         (67,063)
   Deferred income taxes ................           --             --           65,979            --
   Other ................................          6,691           --             --              --
                                               ---------      ---------      ----------       ---------
                                                  48,642          2,076        235,032        (154,332)
                                               ---------      ---------      ----------       ---------
                                               $ 230,805      $  14,314      $ 247,812       $(181,934)
                                               ---------      ---------      ----------       ---------
                                               ---------      ---------      ----------       ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term notes payable and current
    portion of long-term obligations ....      $     122      $      40      $   2,100       $    --
   Bank overdrafts ......................           --            1,252           --              --
   Trade accounts payable ...............         30,539          2,354           --              --
   Intercompany accounts payable ........          6,915          4,130         16,557         (27,602)
   Advance payments and progress billings          9,394              5           --              --
   Accrued warranties ...................          2,200            124           --              --
   Accrued interest .....................           --             --            2,201            --
   Other current liabilities ............         27,563          1,205         (1,146)           --
                                               ---------      ---------      ----------       ---------
                                                  76,733          9,110         19,712         (27,602)
                                               ---------      ---------      ----------       ---------

Term Loans ..............................           --             --           52,225            --
Acquisition Facility Borrowings .........           --             --            6,194            --
Senior Notes ............................           --             --          200,000            --
Other Long-Term Debt ....................          1,226            656          1,523            --
Noncurrent intercompany payable .........         83,416          3,853           --           (87,269)
Deferred Income Taxes ...................          2,698           --             --              --


Minority Interest .......................           --             --             --               364
Mandatorily Redeemable Preferred Stock ..           --             --             --              --
Stockholders' Equity/Parent Investment ..         66,732            695        (31,842)        (67,427)
                                               ---------      ---------      ----------       ---------
                                               $ 230,805      $  14,314      $ 247,812       $(181,934)
                                               ---------      ---------      ----------       ---------
                                               ---------      ---------      ----------       ---------





                                           Consolidated                                  Consolidated
                                           Morris Material       MMH                         MMH
                                           Handling, Inc.  Holdings, Inc.  Eliminations  Holdings, Inc.
ASSETS                                     --------------  --------------  ------------  --------------

Current Assets
   Cash and cash equivalents ............      $   2,534       $    --         $    --        $   2,534
   Accounts receivable - net ............         81,947            --              --           81,947
   Intercompany accounts receivable .....           --              --              --             --
   Inventories ..........................         42,561            --              --           42,561
   Deferred income taxes ................          6,277            --              --            6,277
   Other current assets .................          5,190            --              --            5,190
                                               ---------      ---------      ----------       ---------
                                                 138,509            --              --          138,509
                                               ---------      ---------      ----------       ---------
Property, Plant and Equipment ...........         41,070            --              --           41,070
                                               ---------      ---------      ----------       ---------

Other Assets
   Goodwill .............................         39,843            --              --           39,843
   Debt financing costs .................         18,905            --              --           18,905
   Noncurrent intercompany receivable ...           --              --              --             --
   Investment in affiliates .............           --           (31,842)         31,842           --
   Deferred income taxes ................         65,979            --              --           65,979
   Other ................................          6,691            --              --            6,691


                                                 131,418         (31,842)         31,842        131,418
                                               ---------      ---------      ----------       ---------
                                               $ 310,997       $ (31,842)      $  31,842      $ 310,997
                                               ---------      ---------      ----------       ---------
                                               ---------      ---------      ----------       ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term notes payable and current
    portion of long-term obligations ....      $   2,262       $    --         $    --        $   2,262
   Bank overdrafts ......................          1,252            --              --            1,252
   Trade accounts payable ...............         32,893            --              --           32,893
   Intercompany accounts payable ........           --              --              --             --
   Advance payments and progress billings          9,399            --              --            9,399
   Accrued warranties ...................          2,324            --              --            2,324
   Accrued interest .....................          2,201            --              --            2,201
   Other current liabilities ............         27,622            --              --           27,622
                                               ---------      ---------      ----------       ---------
                                                  77,953            --              --           77,953
                                               ---------      ---------      ----------       ---------

Term Loans ..............................         52,225            --              --           52,225
Acquisition Facility Borrowings .........          6,194            --              --            6,194
Senior Notes ............................        200,000            --              --          200,000
Other Long-Term Debt ....................          3,405            --              --            3,405
Noncurrent intercompany payable .........           --              --              --             --
Deferred Income Taxes ...................          2,698            --              --            2,698


Minority Interest .......................            364            --              --              364
Mandatorily Redeemable Preferred Stock ..           --            95,351            --           95,351
Stockholders' Equity/Parent Investment ..        (31,842)       (127,193)         31,842       (127,193)
                                               ---------      ---------      ----------       ---------
                                               $ 310,997       $ (31,842)      $  31,842      $ 310,997
                                               ---------      ---------      ----------       ---------
                                               ---------      ---------      ----------       ---------


                 SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEET
                                OCTOBER 31, 1997
                                  ($ in 000's)


                                                             Non
                                             Guarantor      Guarantor
                                            Subsidiaries   Subsidiaries   Eliminations  Combined
                                            ------------   ------------   ------------  ---------
ASSETS
Current Assets
   Cash and cash equivalents                 $   1,393      $     139     $    --       $   1,532
   Accounts receivable - net                    73,220          8,989          --          82,209
   Intercompany accounts receivable              5,250          1,539        (6,789)         --
   Inventories                                  30,855          2,642          --          33,497
   Other current assets                          4,486            279          --           4,765
                                             ---------      ---------     ---------     ---------
                                               115,204         13,588        (6,789)      122,003
                                             ---------      ---------     ---------     ---------
Property, Plant and Equipment                   36,192          3,175          --          39,367
                                             ---------      ---------     ---------     ---------
Other Assets
   Goodwill                                     30,368          1,861          --          32,229
   Noncurrent intercompany receivable            3,136           --          (3,136)         --
   Investment in affiliates                      1,174           --          (1,174)         --
   Other                                         6,001           --            --           6,001
                                             ---------      ---------     ---------     ---------
                                                40,679          1,861        (4,310)       38,230
                                             ---------      ---------     ---------     ---------
                                             $ 192,075      $  18,624     $ (11,099)    $ 199,600
                                             ---------      ---------     ---------     ---------
                                             ---------      ---------     ---------     ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term notes payable and current
    portion of long-term obligations         $     692      $      60     $    --       $     752
   Bank overdrafts                               2,076          2,217          --           4,293
   Trade accounts payable                       27,824          4,832          --          32,656
   Intercompany accounts payable                 1,539          5,250        (6,789)         --
   Advance payments and progress billings        7,626             59          --           7,685
   Accrued warranties                            3,913             85          --           3,998
   Other current liabilities                    20,644            732          --          21,376
                                             ---------      ---------     ---------     ---------
                                                64,314         13,235        (6,789)       70,760
                                             ---------      ---------     ---------     ---------

Other Long-Term Debt                               355            688          --           1,043
Noncurrent intercompany payable                   --            3,136        (3,136)         --
Deferred Income Taxes                            3,088           --            --           3,088

Minority Interest                                 --             --             391           391
Parent Investment                              124,318          1,565        (1,565)      124,318
                                             ---------      ---------     ---------     ---------

                                             $ 192,075      $  18,624     $ (11,099)    $ 199,600
                                             ---------      ---------     ---------     ---------
                                             ---------      ---------     ---------     ---------


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED OCTOBER 31, 1998
                                  ($ in 000's)

                                                                        Non           Morris
                                                       Guarantor      Guarantor      Material
                                                      Subsidiaries   Subsidiaries  Handling, Inc.    Eliminations
                                                      ------------   ------------  --------------    ------------
Revenues
   Net Sales                                           $ 298,897      $  22,262       $    --         $  (3,302)
   Other Income - net                                      1,331           --              --              --
                                                       ---------      ---------       ---------       ---------
                                                         300,228         22,262            --            (3,302)
Cost of Sales                                            212,736         17,557            --            (3,302)
Selling, General and
  Administrative Expenses                                 56,588          4,184             583            --
HII Management Fee                                         1,155           --              --              --
Non-Recurring Employee Benefit Costs                       1,797           --             1,216            --
                                                       ---------      ---------       ---------       ---------
Operating Income (Loss)                                   27,952            521          (1,799)           --
Interest (Expense) Income - net
   Affiliates                                             (5,407)          (167)          4,126            --
   Third Party                                               (76)          (505)        (15,946)           --
                                                       ---------      ---------       ---------       ---------
Income (Loss) Before Income Taxes, Equity
  in Earnings of Subsidiaries and Minority Interest       22,469           (151)        (13,619)           --
(Provision) Benefit for Income Taxes                      (2,895)           264          (1,804)           --
Equity in Earnings of Subsidiaries                           140           --            19,714         (19,854)
Minority Interest                                           --             --                                27
                                                       ---------      ---------       ---------       ---------
Net Income                                             $  19,714      $     113       $   4,291       $ (19,827)
                                                       ---------      ---------       ---------       ---------
                                                       ---------      ---------       ---------       ---------



                                                     Consolidated                                   Consolidated
                                                    Morris Material      MMH                             MMH
                                                     Handling, Inc.  Holdings, Inc.  Eliminations   Holdings, Inc.
                                                    ---------------  --------------  ------------   --------------
Revenues
   Net Sales                                           $ 317,857      $    --        $    --         $ 317,857
   Other Income - net                                      1,331           --             --             1,331
                                                       ---------      ---------       ---------       ---------
                                                         319,188           --             --           319,188
Cost of Sales                                            226,991           --             --           226,991
Selling, General and
  Administrative Expenses                                 61,355           --             --            61,355
HII Management Fee                                         1,155           --             --             1,155
Non-Recurring Employee Benefit Costs                       3,013           --             --             3,013
                                                       ---------      ---------       ---------       ---------
Operating Income (Loss)                                   26,674           --             --            26,674
Interest (Expense) Income - net
   Affiliates                                             (1,448)          --             --            (1,448)
   Third Party                                           (16,527)          --             --           (16,527)
                                                       ---------      ---------       ---------       ---------
Income (Loss) Before Income Taxes, Equity
  in Earnings of Subsidiaries and Minority Interest        8,699           --             --             8,699
(Provision) Benefit for Income Taxes                      (4,435)          --             --            (4,435)
Equity in Earnings of Subsidiaries                          --            4,291         (4,291)           --
Minority Interest                                             27           --             --                27
                                                       ---------      ---------       ---------       ---------
Net Income                                             $   4,291      $   4,291      $  (4,291)      $   4,291
                                                       ---------      ---------       ---------       ---------
                                                       ---------      ---------       ---------       ---------


            SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED OCTOBER 31, 1997
                                  ($ in 000's)


                                                                     Non
                                                    Guarantor      Guarantor
                                                   Subsidiaries   Subsidiaries  Eliminations   Combined
                                                   ------------   ------------  ------------   ---------
Revenues
   Net Sales                                         $ 332,244     $  24,065        (2,959)    $ 353,350
   Other Income - net                                    2,563            86          --           2,649
                                                     ---------     ---------     ---------     ---------
                                                       334,807        24,151        (2,959)      355,999

Cost of Sales                                          243,776        19,977        (2,959)      260,794
Selling, General and
  Administrative Expenses                               51,954         4,852          --          56,806
HII Management Fee                                       2,862          --            --           2,862
                                                     ---------     ---------     ---------     ---------
Operating Income (Loss)                                 36,215          (678)         --          35,537

Interest Expense - net
   HII Affiliates                                         (198)         (196)         --            (394)
   Third Party                                               8          (406)         --            (398)
                                                     ---------     ---------     ---------     ---------
Income (Loss) Before Income Taxes, Equity in Loss
  of Combined Affiliates and Minority Interest          36,025        (1,280)         --          34,745
Provision for Income Taxes                             (13,838)          (36)                    (13,874)
Equity in Loss  of Combined Affiliates                  (1,334)         --           1,334          --
Minority Interest                                         --            --             (18)          (18)
                                                     ---------     ---------     ---------     ---------
Net Income (Loss)                                    $  20,853     $  (1,316)    $   1,316     $  20,853
                                                     ---------     ---------     ---------     ---------
                                                     ---------     ---------     ---------     ---------


            SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED OCTOBER 31, 1996
                                  ($ in 000's)


                                                                   Non
                                                 Guarantor      Guarantor
                                                Subsidiaries   Subsidiaries  Eliminations   Combined
                                                ------------   ------------  ------------   ---------
Revenues
   Net Sales                                      $ 303,449     $  23,755        (3,469)    $ 323,735
   Other Income - net                                 1,149          --            --           1,149
                                                  ---------     ---------     ---------     ---------
                                                    304,598        23,755        (3,469)      324,884

Cost of Sales                                       232,952        18,076        (3,469)      247,559
Selling, General and
  Administrative Expenses                            40,727         4,241          --          44,968
HII Management Fee                                    2,341          --            --           2,341
                                                  ---------     ---------     ---------     ---------

Operating Income                                     28,578         1,438          --          30,016

Interest Expense - net
   HII Affiliates                                       369          (206)         --             163
   Third Party                                          (25)         (220)         --            (245)
                                                  ---------     ---------     ---------     ---------

Income Before Income Taxes, Equity in Income
  of Combined Affiliates and Minority Interest       28,922         1,012          --          29,934
Provision for Income Taxes                          (11,150)         (338)                    (11,488)
Equity in Income of Combined Affiliates                 674          --            (674)         --
                                                  ---------     ---------     ---------     ---------
Net Income                                        $  18,446     $     674     $    (674)    $  18,446
                                                  ---------     ---------     ---------     ---------
                                                  ---------     ---------     ---------     ---------


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED OCTOBER 31, 1998
                                  ($ in 000's)

                                                                        Non           Morris
                                                       Guarantor      Guarantor      Material
                                                      Subsidiaries   Subsidiaries  Handling, Inc.    Eliminations
                                                      ------------   ------------  --------------    ------------
Operating Activities
  Net income                                         $  19,714       $     113       $   4,291       $ (19,827)
  Add (deduct) - items not affecting cash
   provided by operating activities:
      Depreciation and amortization                      6,371             452            --              --
      Amortization of debt financing costs                --              --             1,169            --
      Equity in earnings of subsidiaries                  (140)           --           (19,714)         19,854
      Deferred income taxes - net                       (1,477)           --             1,804            --
      Divestiture bonus                                   --              --             1,216            --
      Other                                               (881)           --              --               (27)
  Changes in working capital, excluding the
   effects of acquisition opening balance sheets:
      Accounts receivable                                 (247)          2,470            --              --
      Inventories                                       (9,231)          1,539            --              --
      Other current assets                              (2,177)           (751)           (389)           --
      Trade accounts payable and bank overdrafts        (1,405)         (2,887)           --              --
      Accrued interest                                    --              --             2,201            --
      Other current liabilities                          3,644             647            --              --
      Activity with parent and other
       affiliates - net                                 11,038          (1,011)         (6,803)           --
                                                     ---------       ---------       ---------       ---------
  Net cash provided by (used for)
    operating activities                                25,209             572         (16,225)           --
                                                     ---------       ---------       ---------       ---------
Investment and Other Transactions
  Fixed asset additions - net                           (5,078)           (130)           --              --
  Acquisition of businesses - net of
   cash acquired                                        (8,891)           --              --              --
  Issuance of loans to senior management                  --              --              (900)           --
  Repayment of loans by senior management                 --              --               780            --
  Other - net                                           (1,532)           (206)           --              --
                                                     ---------       ---------       ---------       ---------
  Net cash used for investment and
   other transactions                                  (15,501)           (336)           (120)           --
                                                     ---------       ---------       ---------       ---------
Financing Activities
  Repayments of short-term debt and
   notes payable                                          (639)            (55)           --              --
  Proceeds from Senior Note Offering                      --              --           200,000            --
  Proceeds from New Credit Facility                       --              --            55,000            --
  Proceeds from Acquisition Facility borrowings           --              --             6,194            --
  Net proceeds from Revolving Credit
   Facility borrowings                                    --              --             1,200            --
  Net proceeds from issuance of Series A
   preferred stock and related common shares              --              --              --              --
  Redemption of shares held by Holdings                   --              --          (233,459)           --
  Redemption of common stock and preferred stock          --              --              --              --
  Stock redemption transaction costs                      --              --              --              --
  Debt financing costs                                    --              --           (20,074)           --
  Distribution to parent                                (8,159)           --             8,159            --
  Repayments of long-term debt                            --              --              (675)           --
                                                     ---------       ---------       ---------       ---------
  Net cash provided by (used for)
   financing activities                                 (8,798)            (55)         16,345            --
                                                     ---------       ---------       ---------       ---------
Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                                      (89)           --              --              --
                                                     ---------       ---------       ---------       ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                          821             181            --
Cash and Cash Equivalents
  Beginning of Year                                      1,393             139            --              --
                                                     ---------       ---------       ---------       ---------
  End of Year                                        $   2,214       $     320       $    --         $    --
                                                     ---------       ---------       ---------       ---------
                                                     ---------       ---------       ---------       ---------



                                                   Consolidated                                    Consolidated
                                                  Morris Material      MMH                              MMH
                                                   Handling, Inc.  Holdings, Inc.   Eliminations   Holdings, Inc.
                                                  ---------------  --------------   ------------   --------------
Operating Activities
  Net income                                         $   4,291       $   4,291       $  (4,291)      $   4,291
  Add (deduct) - items not affecting cash
   provided by operating activities:
      Depreciation and amortization                      6,823            --              --             6,823
      Amortization of debt financing costs               1,169            --              --             1,169
      Equity in earnings of subsidiaries                  --            (4,291)          4,291            --
      Deferred income taxes - net                          327            --              --               327
      Divestiture bonus                                  1,216            --              --             1,216
      Other                                               (908)           --              --              (908)
  Changes in working capital, excluding the
   effects of acquisition opening balance sheets:
      Accounts receivable                                2,223            --              --             2,223
      Inventories                                       (7,692)           --              --            (7,692)
      Other current assets                              (3,317)           --              --            (3,317)
      Trade accounts payable and bank overdrafts        (4,292)           --              --            (4,292)
      Accrued interest                                   2,201            --              --             2,201
      Other current liabilities                          4,291            --              --             4,291
      Activity with parent and other
       affiliates - net                                  3,224            --              --             3,224
                                                     ---------       ---------       ---------       ---------
  Net cash provided by (used for)
    operating activities                                 9,556            --              --             9,556
                                                     ---------       ---------       ---------       ---------
Investment and Other Transactions
  Fixed asset additions - net                           (5,208)           --              --            (5,208)
  Acquisition of businesses - net of
   cash acquired                                        (8,891)           --              --            (8,891)
  Issuance of loans to senior management                  (900)           --              --              (900)
  Repayment of loans by senior management                  780            --              --               780
  Other - net                                           (1,738)           --              --            (1,738)
                                                     ---------       ---------       ---------       ---------
  Net cash used for investment and
   other transactions                                  (15,957)           --              --           (15,957)
                                                     ---------       ---------       ---------       ---------
Financing Activities
  Repayments of short-term debt and
   notes payable                                          (694)           --              --              (694)
  Proceeds from Senior Note Offering                   200,000            --              --           200,000
  Proceeds from New Credit Facility                     55,000            --              --            55,000
  Proceeds from Acquisition Facility borrowings          6,194            --              --             6,194

  Net proceeds from Revolving Credit
   Facility borrowings                                   1,200            --              --             1,200
  Net proceeds from issuance of Series A
   preferred stock and related common shares              --            57,094            --            57,094
  Redemption of shares held by Holdings               (233,459)        233,459            --              --
  Redemption of common stock and preferred stock          --          (287,000)           --          (287,000)
  Stock redemption transaction costs                      --            (3,553)           --            (3,553)
  Debt financing costs                                 (20,074)           --              --           (20,074)
  Distribution to parent                                  --              --              --              --
  Repayments of long-term debt                            (675)           --              --              (675)
                                                     ---------       ---------       ---------       ---------
  Net cash provided by (used for)
   financing activities                                  7,492            --              --             7,492
                                                     ---------       ---------       ---------       ---------
Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                                      (89)           --              --               (89)
                                                     ---------       ---------       ---------       ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                        1,002                                           1,002
Cash and Cash Equivalents
  Beginning of Year                                      1,532            --              --             1,532
                                                     ---------       ---------       ---------       ---------
  End of Year                                        $   2,534       $    --         $    --         $   2,534
                                                     ---------       ---------       ---------       ---------
                                                     ---------       ---------       ---------       ---------


            SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED OCTOBER 31, 1997
                                  ($ in 000's)


                                                                                 Non
                                                                Guarantor     Guarantor
                                                               Subsidiaries  Subsidiaries  Eliminations    Combined
                                                               ------------  ------------  ------------    --------
Operating Activities
   Net income (loss)                                             $ 20,853      $ (1,316)     $  1,316      $ 20,853
   Add (deduct) - items not affecting cash provided by
    operating activities:
       Depreciation and amortization                                6,400           336          --           6,736
       Equity in loss of combined activities                        1,334          --          (1,334)         --
       Deferred income taxes - net                                     89          --            --              89
       Gain on fire insurance claim                                (2,011)         --            --          (2,011)
       Other                                                         (800)         --             (18)         (818)
   Changes in working capital, excluding the
    effects of acquisition opening balance sheets:
       Accounts receivable                                         (2,318)       (1,338)         --          (3,656)
       Inventories                                                  5,984            60          --           6,044
       Other current assets                                         2,113           (36)         --           2,077
       Trade accounts payable and bank overdrafts                  (3,026)          174          --          (2,852)
       Other current liabilities                                  (22,071)         (252)           36       (22,287)
       Activity with parent and other affiliates - net              5,976         2,748          --           8,724
                                                                 --------      --------      --------      --------

   Net cash provided by operating activities                       12,523           376          --          12,899
                                                                 --------      --------      --------      --------

Investment and Other Transactions
   Fixed asset additions - net                                     (6,117)         (381)         --          (6,498)
   Acquisition of businesses - net of cash acquired               (11,787)         --            --         (11,787)
   Fire insurance claim activity - net                              3,441          --            --           3,441
   Other - net                                                        (70)          (33)         --            (103)
                                                                 --------      --------      --------      --------
   Net cash used for investment and other transactions            (14,533)         (414)         --         (14,947)
                                                                 --------      --------      --------      --------
Financing Activities
   Repayments of short-term debt and notes payable                    (99)         --            --             (99)
   Repayments of long-term debt                                      (101)          (54)         --            (155)
                                                                 --------      --------      --------      --------
   Net cash provided by financing activities                         (200)          (54)         --            (254)
                                                                 --------      --------      --------      --------
Effect of Exchange Rate Changes on Cash and Cash Equivalents           21            (8)         --              13
                                                                 --------      --------      --------      --------
Decrease in Cash and Cash Equivalents                              (2,189)         (100)         --          (2,289)
Cash and Cash Equivalents

   Beginning of Year                                                3,582           239          --           3,821
                                                                 --------      --------      --------      --------
   End of Year                                                   $  1,393      $    139      $   --        $  1,532
                                                                 --------      --------      --------      --------
                                                                 --------      --------      --------      --------


            SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED OCTOBER 31, 1996
                                  ($ in 000's)

                                                                            Non
                                                          Guarantor      Guarantor
                                                         Subsidiaries   Subsidiaries   Eliminations  Combined
                                                         ------------   ------------   ------------  --------
Operating Activities
   Net income (loss)                                       $ 18,446      $    674      $   (674)     $ 18,446
   Add (deduct) - items not affecting cash provided
    by operating activities:
       Depreciation and amortization                          4,944           348          --           5,292
       Equity in earnings of combined activities               (674)         --             674          --
       Deferred income taxes - net                            1,347          --            --           1,347
       Other                                                   (750)         --            --            (750)
   Changes in working capital, excluding the effects
    of acquisition opening balance sheets:
       Accounts receivable                                   (4,252)       (2,965)         --          (7,217)
       Inventories                                           (7,281)       (1,370)         --          (8,651)
       Other current assets                                    (410)         (120)         --            (530)
       Trade accounts payable and bank overdrafts            (2,825)        2,955          --             130
       Other current liabilities                              8,482           119          --           8,601
       Activity with parent and other affiliates - net        6,230           558          --           6,788
                                                           --------      --------      --------      --------
   Net cash provided by operating activities                 23,257           199          --          23,456
                                                           --------      --------      --------      --------
Investment and Other Transactions
   Fixed asset additions - net                               (6,373)         (379)         --          (6,752)
   Acquisition of businesses - net of cash acquired         (15,272)         --            --         (15,272)
   Fire insurance claim activity - net                        1,613          --            --           1,613
   Other - net                                                 (629)         (118)         --            (747)
                                                           --------      --------      --------      --------
   Net cash used for investment and other transactions      (20,661)         (497)         --         (21,158)
                                                           --------      --------      --------      --------
Effect of Exchange Rate Changes on Cash and
 Cash Equivalents                                               168          (129)         --              39
                                                           --------      --------      --------      --------
Increase (Decrease) in Cash and Cash Equivalents              2,764          (427)         --           2,337
Cash and Cash Equivalents

   Beginning of Year                                            818           666          --           1,484
                                                           --------      --------      --------      --------
   End of Year                                             $  3,582      $    239      $   --        $  3,821
                                                           --------      --------      --------      --------
                                                           --------      --------      --------      --------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                       60
d

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         The following sets forth certain information with respect to the persons who are members of Holdings' Board of Directors, MMH's Board of Directors or the senior management team of MMH and/or Holdings.

         NAME                                AGE       POSITION
         ----                              ------      ---------
Michael S. Erwin                             45        President, Chief Executive Officer and Director of MMH
                                                       and Holdings
David D. Smith                               43        Vice President--Finance of MMH and Vice President and
                                                       Director of Holdings
Peter A. Kerrick                             41        Vice President--Equipment of MMH
Richard J. Niespodziani                      47        Vice President--Aftermarket Products of MMH
Edward J. Doolan                             46        Vice President--Distribution & Service of MMH
K. Bruce Norridge                            51        Vice President--Europe & Africa of MMH
Michael J. Maddock                           55        Vice President--Pacific Rim & Middle East of MMH
Martin L. Ditkof                             41        General Counsel and Secretary of MMH and Secretary of Holdings
J. Bradley Wiedmann                          55        Vice President--Human Resources of MMH
Ross C. Smith                                42        Vice President--Business Development and Strategic Planning of
                                                       MMH
Todd R. Berman                               40        Chairman of the Board of MMH and Holdings
Jay R. Bloom (1)                             42        Director of Holdings
Robert W. Hale (2)                           51        Director of Holdings
Malcolm Lassman (1)                          60        Director of Holdings
Michael S. Shein (2)                         34        Director of MMH and Vice President and Director of Holdings
Michael R. Young (1)                         53        Director of Holdings
Larry Zine (2)                               43        Director of Holdings

--------------
(1)  Member of the Compensation Committee.

(2)  Member of the Audit Committee.


         MICHAEL S. ERWIN--Michael Erwin serves as President and Chief Executive Officer of Holdings and MMH. He has run the Company since December 1994 and has served as a director of Holdings since 1995 and of MMH since 1998. Since joining the Company in 1974, he has held a variety of positions, including General Manager, Equipment Division; Operations Manager, Oak Creek; Marketing Manager, Hoist Division; and Material Handling Regional Manager, Chicago. Mr. Erwin holds a Bachelor of Science degree in Business Management, System/Operations Management from Milwaukee School of Engineering and an Associate's Degree in Mechanical Technology from Milwaukee Area Technical College.

         DAVID D. SMITH--David Smith has been serving as Vice President--Finance of the Company since March 30, 1998 and as a director and Vice President of Holdings since 1997. Previously, he served as Vice President and Controller of the Company since 1993. Mr. Smith joined the Company in 1988 as a Senior Operations Auditor. Mr. Smith received his Bachelor of Science in Business Administration from Bucknell University and his M.B.A. from the University of Pittsburgh. Mr. Smith is a Certified Public Accountant.

         PETER A. KERRICK--Peter Kerrick assumed his current position as Vice President--Equipment of the Company in 1995. Since joining the Company in 1978 as a Design & Project Engineer, Mr. Kerrick has held numerous positions with the Company, primarily in the sales capacity. Mr. Kerrick obtained a Bachelor of Science degree in Mechanical Engineering from Purdue University.

         RICHARD J. NIESPODZIANI--Richard Niespodziani has served as Vice President--Aftermarket Products of the Company since 1994. Prior to his current position, Mr. Niespodziani served as General Manager for five different business areas at the Company. He also has held multiple positions related to the Company's aftermarket operations since joining the Company in 1974. Mr. Niespodziani received his Bachelor of Science degree in Business Administration from the University of Wisconsin Stevens Point and his M.B.A. from the University of Wisconsin Whitewater.

         EDWARD J. DOOLAN--Edward Doolan serves as Vice President--Distribution & Service of the Company. Prior to being promoted to his current position in 1994, Mr. Doolan served in a variety of positions in the aftermarket products and service groups. He joined the Harnischfeger team in 1979 and became Director of Product Support for the Company in 1985. Mr. Doolan has a Bachelor of Science in Industrial Engineering from Georgia Tech and an M.B.A. from Marquette University.


         K. BRUCE NORRIDGE--Bruce Norridge has been Vice President--Europe & Africa of the Company since September 1997. Prior to that, he was Managing Director of Morris Ltd.'s Engineered Products Division from 1992 to 1997. Mr. Norridge has been employed with Morris Ltd. since 1979. Mr. Norridge received a National Diploma in Structural Engineering and an Advanced Diploma in Production Management and is a graduate fellow of the Production Management Institute of South Africa. Mr. Norridge is a Registered Professional Technologist in Engineering and a Registered Professional Production Manager.

         MICHAEL J. MADDOCK--Michael Maddock has been Vice President--Pacific Rim & Middle East of the Company since September 1997. Previously, Mr. Maddock held a number of positions at Morris Ltd., including Director and General Manager, Hoist Division, and Managing Director, Standard Products Division. He joined Morris Ltd. in 1989. Mr. Maddock received his M.I. in Mechanical Engineering from the Institute of Mechanical Engineers, a Bachelor of Science in Metallurgy from the University of Surrey, a Higher National Diploma in Mechanical Engineering and a Higher National Certificate in Production Engineering. He received his Membership from the Institute of Mechanical Engineers.

         MARTIN L. DITKOF--Martin Ditkof currently serves as General Counsel and Secretary of the Company and as Secretary of Holdings. He joined the Harnischfeger team as a Corporate Attorney in 1988 and assumed his current position at the Company in November 1995. Mr. Ditkof received a Bachelors degree in Business Administration from the University of Michigan and his Juris Doctorate from Cornell Law School.

         J. BRADLEY WIEDMANN--Bradley Wiedmann has served as Vice President--Human Resources of the Company since joining the Company in June 1998. Previously, he held the same position at Applied Power, Inc., a supplier of tools, equipment and systems to end-users and original equipment manufacturers in many industries, since 1995. Mr. Wiedmann performed consulting services for an outplacement counseling firm and for ManPower from 1993 to 1995 and taught Human Resources courses at Concordia University during that time. Mr. Wiedmann received his B.A. from Iowa Wesleyan College and his M.S from Cardinal Stritch College.

         ROSS C. SMITH--Ross Smith currently serves as Vice President of Business Development and Strategic Planning of the Company. Mr. Smith joined the Company in July 1998 from Siebe plc., a global supplier of intelligent automation, controls and industrial equipment, where he held a similar position in strategic planning and market development since 1989. Mr. Smith received his B.A. from Northwestern University and an M.B.A. from the Owen School at Vanderbilt University.

         TODD R. BERMAN--Todd Berman has been Chairman of the Board of Holdings and Chairman of the Board of the Company since March 30, 1998. Mr. Berman is the founder and President of Chartwell Investments Inc. He has served as Chairman of the Board of Griffith Consumers Company, one of the nation's largest independent distributors of heating oil and other petroleum products, since December 1994; as Chairman of Carl King, Inc., the leading operator of gas stations and convenience stores in the Delmarva peninsula (Delaware, Maryland, Virginia), since December 1994; and as a director of Petro Stopping Centers, L.P., a leading operator of large, full-service truck stops, since January 1997. Mr. Berman has been with Chartwell Investments Inc. or its predecessor since 1992. He received his A.B. from Brown University and an M.B.A. from Columbia University Graduate School of Business.

         JAY R. BLOOM--Jay Bloom has been a director of Holdings since March 30, 1998. Mr. Bloom is a Managing Director and co-head of the High Yield Group of CIBC Oppenheimer. In addition, he is the co-head of CIBC High Yield Merchant Banking Funds. At CIBC Oppenheimer, he has been responsible for overall portfolio strategy, numerous high yield financings and investments in numerous companies through the merchant banking funds. Prior to joining CIBC Oppenheimer in 1995, Mr. Bloom was a founder and managing director of The Argosy Group L.P. Before Argosy, Mr. Bloom was a managing director in the Mergers and Acquisitions Group of Drexel Burnham Lambert Incorporated. Mr. Bloom serves on the board of directors of GT Crossing Limited, Global Telesystems Limited, Heating Oil Partners, L.P., Consolidated Advisers Limited, L.L.C., and Riverside Millwork Company, Inc. and is on the Board of Advisors of Oak Hill Securities Fund, L.P. Mr. Bloom received his B.S. and M.B.A. degrees from Cornell University, graduating summa cum laude, and his Juris Doctorate from Columbia University School of Law.

         ROBERT W. HALE--Robert Hale was appointed as the representative of HarnCo to the board of directors of Holdings (pursuant to the terms of the Stockholders' Agreement (as defined herein)) on March 30, 1998 and has served as a director of Holdings since that date. Mr. Hale is President of HII's P&H Mining Equipment division, a position he has held since 1994. Previously, Mr. Hale ran the Company, serving as Senior Vice President and General Manager of HII's P&H Material Handling division from 1988 to 1994. Mr. Hale received a Bachelor of Science in civil engineering from Marshall University and is a graduate of Harvard's AMD Program.


         MALCOLM LASSMAN--Malcolm Lassman has been a director of Holdings since August 31, 1998. Mr. Lassman is a managing partner of the Washington, D.C. office of the law firm Akin, Gump, Strauss, Hauer & Feld, L.L.P., where he has practiced law since 1971. Mr. Lassman currently serves as a director of Project NorthStar, a company committed to assisting underprivileged children, and as a director of Petro Stopping Centers, L.P., a leading operator of large, full-service truck stops since September 1997. Mr Lassman received a B.A. in Economics from Washington & Lee University and a L.L.B. CUM LAUDE from Washington & Lee University.


         MICHAEL S. SHEIN--Michael Shein has been a director and Vice-President of Holdings and a director of the Company since March 30, 1998. Mr. Shein is a Managing Director and co-founder of Chartwell Investments Inc. and has been with Chartwell Investments Inc. or its predecessor since 1992. Mr. Shein has served as a director of Griffith Consumers Company, one of the nation's largest independent distributors of heating oil and other petroleum products, since December 1994; a director of Carl King, Inc., the leading operator of gas stations and convenience stores in the Delmarva peninsula (Delaware, Maryland, Virginia), since December 1994; and a director of Petro Stopping Centers, L.P., a leading operator of large, full-service truck stops, since January 1997. Mr. Shein received a B.S. summa cum laude from The Wharton School at the University of Pennsylvania.

         MICHAEL R. YOUNG--Michael Young has served as a director of Holdings since March 30, 1998. Mr. Young has served as the Chairman, Chief Executive Officer and President of Bristol Compressors from 1983 to 1987 and since 1996. Mr. Young was the Chairman and Chief Executive Officer of Evcon Industries from 1991 to 1995 and was integrally involved in selling the company to York International. Mr. Young was the President and Chief Operating Officer of York International from 1988 to 1989. From 1976 to 1983, Mr. Young was Director of Product Development for Rockwell International's Automotive Operations and prior to that was Chief Engineer of Eaton Corporation's Engineering & Research Center. Mr. Young received B.S., M.S. and Doctorate degrees from the University of Detroit.

         LARRY ZINE--Larry Zine has served as a director of Holdings since March 30, 1998. Mr. Zine has been Executive Vice President and Chief Financial Officer of Petro Stopping Centers, L.P., a leading operator of large full-service truck stops since December 1996. Mr. Zine served as the Executive Vice President and Chief Financial Officer for The Circle K Corporation, the second largest chain of convenience stores in the United States, from 1988 to 1996. Mr. Zine was an integral part of The Circle K Corporation's reorganization from bankruptcy in July 1993, its initial public offering in March 1995 and subsequent sale in June 1996. Mr. Zine has worked for The Circle K Corporation for 15 years in various capacities. Mr. Zine was educated at the University of North Dakota and holds an M.S. degree in accounting and a B.S.B.A. in marketing.

DIRECTOR COMPENSATION

         Holdings pays directors fees to certain of its directors. Malcolm Lassman, Larry Zine and Michael Young each receive $3,000 per meeting. In addition, the Company has commited to grant 50 options to purchase shares of Holdings Series A Senior Preferred Stock at an exercise price of $1,000. Holdings and MMH reimburse all of their directors for reasonable out-of-pocket expenses incurred in connection with attending Board meetings.

ITEM 11.  EXECUTIVE COMPENSATION

                         1998 SUMMARY COMPENSATION TABLE

         The following table presents information concerning compensation paid for services to the Company during fiscal year 1998 to the Chief Executive Officer of the Company and the four other most highly paid executive officers employed by the Company at the end of fiscal year 1998 (collectively, the "Named Executive Officers").

                                                       Annual Compensation
                                              ---------------------------------------
                  Name and                                                 Other                                     All
             Principal Position                                           Annual                        LTIP        Other
             ------------------                 Salary       Bonus     Compensation          Bonus     Payouts   Compensation
                                                 ($)          ($)           ($)             ($) (a)    ($) (b)     ($) (c)
                                              ----------- ------------ --------------   ----------    ---------- ------------
Michael S. Erwin .........................      176,670       11,484            0       17,736        7,010      384,789(d)
   President and Chief Executive Officer
Richard J. Niespodziani ..................      112,005       23,941            0       16,991        2,210      134,631(d)
   Vice President - Aftermarket
Edward J. Doolan .........................      114,040       24,376            0        7,323        2,659      134,087(d)
   Vice President - Distribution & Service
Michael J. Maddock .......................      133,485            0       19,465 (e)        0            0       94,388(f)
   Vice President - Pacific Rim &
   Middle East
K. Bruce Norridge ........................      130,350            0       75,926 (e)        0            0       94,388(f)
   Vice President - Europe

(a) Represents the cash portion of the bonus earned in 1998 that resulted from bonuses that were "banked" in prior years under the HII EVA Bonus Program, for which Messrs. Erwin, Doolan and Niespodziani were eligible until the Recapitalization Closing.

(b) Represents HII common stock purchased through conversion of each executive's banked bonus at a 25% discount on the purchase price of $46.04 in accordance with the provisions of the HII Executive Incentive Plan. Mr. Erwin and Mr. Niespodziani had elected to defer 25% and 10% of their respective prior year cash bonuses into HII common stock under the HII Executive Incentive Plan in which Messrs. Erwin, Doolan and Niespodziani participated until the Recapitalization Closing.

(c)      Includes divestiture bonuses of $375,000, $125,000, $125,000, $125,000 and $125,000 for Messrs. Erwin, Doolan, Niespodziani, Maddock, and Norridge, respectively. See "--Divestiture Bonus Agreements."

(d) Includes $689, $445, and $437 paid to Messrs. Erwin, Doolan and Niespodziani, respectively, under the HII profit sharing plan, in which Messrs. Erwin, Doolan and Niespodziani participated until the Recapitalization Closing, and the profit sharing component of the Company's Retirement Plan (as defined herein), which was adopted on April 1, 1998, and which permits the employee to elect to receive half of the payment in cash, rather than as a contribution to the Retirement Plan. Also includes employer matching, transition and age-based contributions of $7,200, $7,643 and $8,549 for Messrs. Erwin, Doolan and Niespodziani, respectively, and the following amounts paid by HII and the Company during fiscal 1998 for group term life insurance premiums for the benefit of the executives: Mr. Erwin, $1,900; Mr. Doolan, $999; and Mr. Niespodziani, $1,082.

(e) Includes $14,641 and $14,469 in car allowance for Mr. Norridge and Mr. Maddock, respectively, as well as $56,549 for an expatriate allowance paid to Mr. Norridge by the Company pursuant to the terms of his employment agreement. Also includes taxable benefits such as private health insurance, fuel allowance and telephone allowance.

(f) Represents an annual earn-out paid to Messrs. Maddock and Norridge pursuant to the terms of their employment agreements.

ARRANGEMENTS PRIOR TO CONSUMMATION OF THE TRANSACTIONS

         The following describes certain compensation and benefit arrangements applicable to members of the senior management team of the Company for periods prior to March 30, 1998. Such employees' participation in such plans and programs, except as otherwise noted, terminated on March 30, 1998, except with respect to vested benefits.

                               PENSION PLAN TABLE

         Until March 30, 1998, executive officers of the Company located in the United States participated in HII's defined benefit pension plan. The following table sets forth the estimated annual benefits payable upon retirement at normal retirement age for the years of service indicated under the plan (and excess benefit arrangements defined below) at the indicated remuneration levels.

         Remuneration covered by the plan includes the following amounts reported in the 1998 Summary Compensation Table: salary and bonus (including the cash value of bonuses foregone for stock under the HII Executive Incentive
Plan). "Banked" bonuses are not included.

         The years of service credited for each of the Named Executive Officers are: Michael Erwin 25 years, Edward Doolan 19 years and Richard Niespodziani 24 years.

         Benefits are based upon years of service and the highest consecutive five year average annual salary and incentive compensation during the last ten calendar years of service. Estimated benefits under the retirement plan are subject to the provisions of the Internal Revenue Code of 1986, as amended, which limit the annual benefits which may be paid from a tax qualified retirement plan. Amounts in excess of such limitations will either be paid from the general funds of HII or funded with HII common stock under the terms of the HII Supplemental Retirement and Stock Funding Plan. The estimated benefits in the table above do not reflect offsets under the plan of 1.25% per year of service (up to a maximum of 50%) of the Social Security benefit.



                                                                Years of Service
                     --------------------------------------------------------------------------------------------------------
Remuneration             5                10                15                20                 25                  30
------------         -----------      ------------     -------------      ------------      -------------       -------------

     $140,000           $10,500           $21,000           $31,500           $42,000            $52,500             $63,000
      180,000            13,500            27,000            40,500            54,000             67,500              81,000
      220,000            16,500            33,000            49,500            66,000             82,500              99,000
      260,000            19,500            39,000            58,500            78,000             97,500             117,000
      300,000            22,500            45,000            67,500            90,000            112,500             135,000
      340,000            25,500            51,000            76,500           102,000            127,500             153,000
      380,000            28,500            57,000            85,500           114,000            142,500             171,000



         Executive officers of the Company located in the United Kingdom were and remain eligible to participate in an executive section of the Harnischfeger Industries Pension Scheme specific to the Company (the "UK Scheme"), which provides defined benefits. Pension income in the UK Scheme at normal retirement age is based on the employee's years of service and his last twelve months' taxable earnings (excluding certain benefits in kind and fluctuating payments), or on an average of those taxable earnings over the last 24 months, if greater. There is no offset for United Kingdom social security benefits.

         In addition to United Kingdom social security benefits to which such a person may be entitled, the following table illustrates the amount of annual pension benefits (in pounds sterling) payable from the UK Scheme to an individual with the indicated earnings and years of service at the individual's normal retirement age of 65.



                                                               Years of Service
                   ---------------------------------------------------------------------------------------------------------
Remuneration            10                15                 20               25                 30                 35
------------       --------------    -------------      -------------     ------------      -------------      -------------

(pounds)50,000            16,667           25,000             33,333           33,333             33,333             33,333
        75,000            25,000           37,500             50,000           50,000             50,000             50,000
       100,000            33,333           50,000             66,667           66,667             66,667             66,667
       125,000            41,667           62,500             83,333           83,333             83,333             83,333
       150,000            50,000           75,000            100,000          100,000            100,000            100,000


         Mr. Maddock and Mr. Norridge continue to be members of the UK Scheme. At October 31, 1998, Mr. Maddock had 9.75 years of service and Mr. Norridge had
4.42 years of service for purposes of this plan. Because Mr. Norridge joined the plan after June 1, 1989, as a matter of United Kingdom law, his benefits after 20 or more years of service would be capped at (pounds)56,000.

DIVESTITURE BONUS AGREEMENTS

         In October 1998, Michael S. Erwin, Edward J. Doolan, Richard J. Niespodziani, Michael J. Maddock, and K. Bruce Norridge were each paid a divestiture bonus of $375,000, $125,000, $125,000, $125,000 and $125,000,
respectively. These amounts were paid under agreements with HarnCo which provided for bonuses to be paid to certain employees in the event of a purchase by a third party not affiliated with HarnCo of substantially all of the assets and liabilities of the MHE Business. Under these agreements, each employee had agreed to release HarnCo and its affiliates from certain claims and agreed not to voluntarily terminate his employment with the MHE Business within the first six months following any such divestiture unless there is a substantial change in the employee's duties, functions and responsibilities or the employee is required to perform the principal portion of his duties outside his current locale.

ARRANGEMENTS AFTER CONSUMMATION OF THE TRANSACTIONS

EMPLOYEE RETIREMENT SAVINGS PLAN


         Effective April 1, 1998, the Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the "Retirement Plan"). The Retirement Plan covers all non-bargaining unit employees in the United States from their first day of service. Employees can contribute from 1% to 10% of their eligible pre-tax pay. The company matches 100% of the first 3% and 50% of the next 2% of each employee's contribution to the Retirement Plan ("matching contributions"). Once an employee turns 35, the Company contributes an additional percentage of the employee's pay based on his/her age ("age-based contributions"). In addition, the Company makes a special contribution for long-service and older employees who were participants in the former HII pension plan in order to make up for future years of nonparticipation in that plan. If an employee's age plus years of service add up to 65 or more, the Company contributes an additional percentage of the employee's pay to the Retirement Plan ("transition contributions"). All contributions are 100% vested upon contribution. An employee must be active on December 31 of the plan year in order to qualify for annual Company contributions. During fiscal year 1998, the Company contributed $7,200, $7,643 and $8,549 in matching, transition and age-based contributions to the Retirement Plan for Messrs. Erwin, Doolan and Niespodziani, respectively.


PROFIT SHARING PLAN


         The Company has continued the HII profit sharing plan as a component of its Retirement Plan. The profit sharing plan covers substantially all domestic employees, except those covered by collective bargaining agreements and employees of affiliates with separate defined contribution plans. During fiscal 1998, contributions to this plan were based on the Company's "economic value added" performance. Effective November 1, 1998, contributions will be based on earnings of the Company before interest and taxes. Employees have the option to receive half of the payment in cash rather than in the form of a contribution to the Retirement Plan. Messrs. Erwin, Doolan and Niespodziani received cash payments of $689, $445, and $437, respectively, under the profit sharing plan in fiscal 1998.

EMPLOYMENT AGREEMENTS

         On March 30, 1998, the Company entered into new employment agreements with certain senior managers of the Company, including the Named Executive Officers. The agreements with Messrs. Erwin, Doolan and Niespodziani provide for their employment in their current capacities for three years, and for additional one year periods thereafter unless canceled by either party on 60 days notice prior to such renewal date. They provide Messrs. Erwin, Doolan and Niespodziani a base salary (subject to annual review by the Board of Directors) of $180,000, $109,800 and $111,540, respectively, and an annual performance-based bonus plan (based on Economic Value Added for 1998 and on EBITDA for years thereafter), the terms of which are to be agreed upon by the Compensation Committee of the Board of Directors and the Company's Chief Executive Officer. The agreements also provide for the indemnification of the executives, and include non-competition and confidentiality provisions. If the executive resigns for Good Reason (as defined therein, which definition includes a material reduction of the executive's duties or substantial change in work conditions, a material decrease in compensation or benefits, and changes in control of the Company), the executive is entitled to continuance of his then current base salary for 12 months, continuation of health and life insurance benefits for 24 months, a pro-rated bonus, the continuation of other perquisites for six months and payment, if requested, for all equity in Holdings or the Company held by the executive or his family. If the executive is terminated by the Company without Cause (as defined therein, which definition includes the willful failure of the executive to substantially perform his duties, and the commission of a fraud on the Company, if not cured within 30 days' written notice thereof), he is entitled to a lump sum payment equal to his then current annual base salary plus a lump sum payment equal to the base salary which would otherwise have been payable for the balance of the fiscal year in which termination occurs, and the same benefits as if he resigned for Good Reason.

         The Company also entered into new employment agreements with Messrs. Norridge and Maddock on March 30, 1998. These agreements generally continue in effect until the death of the executive, the executive's reaching normal retirement age, termination by the Company for Cause (as defined therein, which definition includes the executive being absent from work through sickness or disability for more than six months in any 12 month period, and the executive neglecting to perform his duties in a material way), termination by the executive for Good Reason (as defined therein, which definition includes the failure by the Company to pay the compensation and benefits required by the agreement and a material diminishment in the duties of the executive), or until terminated by either party upon 12 months notice. Messrs. Maddock and Norridge are entitled to (pounds)80,900 and (pounds)79,000 base salary, respectively, subject to review annually, a bonus calculated and paid in accordance with the provisions of the management bonus scheme, an additional payment of (pounds)56,250 for each of 1998 and 1999, pension benefits at least equal in value to the benefits the executive would have been entitled to under the previous benefit plan in which such executive participated, and various other benefits. The executive may terminate the agreement at any time for Good Reason, in which case the executive is entitled to receive his annual base salary immediately prior to termination for an additional 12 months and a lump sum of (pounds)56,250 multiplied by two minus the number of times the executive received this additional payment. The executive is also entitled to continue participating in the medical, dental and life insurance plans for one year or until he receives equivalent benefits from a new employer.

EQUITY INCENTIVE PLAN


         In connection with the Recapitalization, the Company committed to establish a new equity incentive plan to attract and retain key personnel, including senior management, and to enhance their interest in the Company's continued success. Holdings reserved 1,186.0849 shares of Holdings Nonvoting Common Stock and 4,328.25 shares of Holdings Series C Junior Voting Preferred Stock with a value of $8.1 million on March 30, 1998 for this plan (such shares to be denominated in 8,100 units consisting of 0.1464 shares of Holdings Nonvoting Common Stock and 0.5344 shares of Holdings Series C Junior Voting Preferred Stock (the "Equity Units")). The Company has committed to make an initial option grant to each member of the Company's senior management on March 30, 1998 under such executive's employment agreement. Mr. Erwin is to be granted 1,990 Equity Units (representing 291.3 shares of Holdings Nonvoting Common Stock and 1,063.5 shares of Holdings Series C Junior Voting Preferred Stock) Messrs. Doolan, Niespodziani, Maddock and Norridge each are to be granted 676 Equity Units (representing 99.0 shares of Holdings Nonvoting Common Stock and 361.3 shares of Holdings Series C Junior Voting Preferred Stock). The initial exercise price of each Equity Unit covered by the initial option grants to the members of the Company's senior management is to be $1,000. The Company does not anticipate making additional option grants to these executives under the plan, but does anticipate making grants to other or to new members of management. Options not previously exercised or terminated will expire ten years from the date of grant. The Company is in the process of establishing the vesting terms for such Equity Units.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number and percentage of outstanding shares of voting stock of Holdings beneficially owned by: (i) each executive officer of Holdings and MMH and each director of Holdings and MMH; (ii) all directors of Holdings and MMH and all executive officers of Holdings and MMH as a group; and (iii) each person known by Holdings to own beneficially more than five percent of Holdings voting stock, respectively. Holdings believes that each individual or entity named has sole investment and voting power with respect to shares of voting stock of Holdings indicated as beneficially owned by them, except as otherwise noted.



                                                                 VOTING      PERCENT       SERIES C       PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                          COMMON STOCK   OF CLASS  PREFERRED STOCK   OF CLASS
------------------------------------                          ------------   --------  ---------------   --------
5% OWNERS:
Chartwell L.P. (a)..........................................      7,907        77.8%        28,855         100.0%
    c/o KPMG
    Genesis Building
    448 GT
    Grand Cayman
    Cayman Islands
Harnischfeger Corporation...................................      2,261        22.2%         --             --
    3600 South Lake Drive
    St. Francis, Wisconsin 53235

Executive Officers and Directors:
Todd R. Berman (b)..........................................      7,907        77.8%        28,855         100.0%
Michael S. Shein (b)........................................      7,907        77.8%        28,855         100.0%
Michael S. Erwin (c)........................................       --          --            --             --
David D. Smith (c)..........................................       --          --            --             --
Peter A. Kerrick (c)........................................       --          --            --             --
Richard J. Niespodziani (c).................................       --          --            --             --
Edward J. Doolan (c)........................................       --          --            --             --
K. Bruce Norridge (c).......................................       --          --            --             --
Michael J. Maddock (c)......................................       --          --            --             --
Martin L. Ditkof (c)........................................       --          --            --             --
Jay R. Bloom................................................       --          --            --             --
Robert W. Hale..............................................       --          --            --             --
Malcolm Lassman.............................................
Michael R. Young............................................       --          --            --             --
Larry Zine..................................................       --          --            --             --
All directors and officers as a group (14 persons)..........      7,907        77.8%        28,855         100.0%


--------------
(a) Chartwell L.P., a Cayman Islands limited partnership, is the managing member of Frasier L.L.C., a Delaware limited liability company, and of Niles L.L.C., a Delaware limited liability company, which own 62.4% and 37.6%, respectively, of the shares of common stock of MHE Investments, a Delaware corporation. MHE Investments, in turn, owns 77.8% of the shares of Holdings Voting Common Stock and 100.0% of the Holdings Series C Junior Voting Preferred Stock. The general partner of Chartwell L.P. is Chartwell G.P. Corp., a Cayman Islands company. Chartwell G.P. Corp. may be deemed to beneficially own all of the shares of Holdings beneficially owned by Chartwell L.P. Mr. Donald Gales owns all of the issued and outstanding capital stock of Chartwell G.P. Corp. and, consequently, may be deemed to beneficially own all of the shares of Holdings beneficially owned by Chartwell G.P. Corp. However, Holdings has been advised by each of Chartwell L.P., Chartwell G.P. Corp. and Mr. Gales that each disclaims beneficial ownership of such Holdings shares. Todd R. Berman, who is Chairman of the Board of Holdings and MMH, is a limited partner of Chartwell L.P. Michael S. Shein, who serves as a director and Vice President of Holdings and as a director of MMH, is also a limited partner of Chartwell L.P. Mr. Berman and Mr. Shein are the managers of Frasier L.L.C. and Niles L.L.C. Concurrent with the Recapitalization Closing, an affiliate of CIBC Oppenheimer Corp., the initial purchaser in the offering of Series A Units, acquired an approximately 25.0% interest in each of Frasier L.L.C. and Niles L.L.C. Accordingly, CIBC Oppenheimer Corp. holds an indirect equity interest in 19.4% of the shares of voting common stock of Holdings, but does not have any beneficial ownership in such shares. Jay R. Bloom, who is a director of Holdings, is a Managing Director of CIBC Oppenheimer Corp.

(b) Chartwell L.P., a Cayman Islands limited partnership, is the managing member of Frasier L.L.C., a Delaware limited liability company, and of Niles L.L.C., a Delaware limited liability company, which together own 100.0% of the shares of common stock of MHE Investments, a Delaware corporation. MHE Investments, in turn, owns 77.8% of the shares of Holdings Voting Common Stock and 100.0% of the Holdings Series C Junior Voting Preferred Stock. Todd R. Berman, who is Chairman of the Board of Holdings and MMH, is a limited partner of Chartwell L.P. Michael S. Shein, who serves as a director and Vice President of Holdings and as a director of MMH, is also a limited partner of Chartwell L.P. Mr.

         Berman and Mr. Shein are the managers of Frasier L.L.C. and Niles L.L.C. The address of each of Mr. Berman and Mr. Shein is c/o Chartwell Investments Inc., 717 Fifth Avenue, 23rd Floor, New York, New York 10022.

(c) Concurrent with the Recapitalization Closing, members of the Company's senior management purchased $900,000 of equity interests of Niles L.L.C., constituting 4.4% of the total equity interest in Niles L.L.C. Accordingly, members of the Company's senior management collectively hold an indirect equity interest in 1.3% of the shares of Holdings Voting Common Stock, but do not have any beneficial ownership interests in such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH HARNISCHFEGER

         Until the Recapitalization Closing, HII and/or HarnCo performed centrally a number of functions necessary for the operations of the Company. Under a management services arrangement with HII, the Company was provided with certain services, including, but not limited to, matters of organization and administration, cash management, labor relations, employee benefits, public relations, financial policies and practices, taxation and legal affairs (intellectual property, environmental, labor, securities and ERISA compliance, as well as assistance with product liability cases). The annual fee charged the Company for these services was based upon a pro rata share of corporate administration costs using an allocation methodology based on consolidated worldwide sales. Such fees totaled approximately $1.2 million in fiscal 1998.

         Prior to the consummation of the Transactions, the Company also obtained volume discounts by entering into joint purchase agreements in the United States with HII, HII's mining equipment operations unit ("Mining") and paper equipment operations unit ("Paper") for items such as bearings, motors, steel, maintenance, repair and operational supplies, domestic telephone service and rates, and fleet and equipment leases (including master capital leases for vehicles and other equipment). In the United Kingdom, the Company, Mining and Paper entered into joint purchase agreements for energy, steel and automobile leases. The Company also had a joint banking program with the other HII affiliates and participated in a consolidated pension plan in the United Kingdom. Until August 31, 1998, the Company's hourly shop employees at its Oak Creek, Wisconsin facility were covered by a collective bargaining agreement between HarnCo and the United Steelworkers of America, Local 1114 that also covered certain employees of Mining. Effective September 1, 1998, these employees were covered by a renegotiated collective bargaining agreement between the Company and the United Steelworkers of America, Local 1114.


         In addition, computer hardware, software licenses and other technology necessary to operate the Company were owned and/or held by HII and/or HarnCo and were used by HarnCo. Virtually all information systems necessary to the United States operations of the Company were shared with HarnCo. Furthermore, the Company (including all of its foreign operations) was insured pursuant to HII's insurance program until March 30, 1998. Effective April 1, 1998, the Company obtained its own insurance coverage, with the exception of medical, dental, life and long-term disability insurance, which the Company obtained effective January 1, 1999 . The Company had a number of other arrangements with HII, HarnCo and/or their affiliates, including tax allocation agreements and inter-company notes, all of which terminated upon consummation of the Transactions.

         Throughout fiscal 1998, the Company also sold certain products and services to Paper and Mining at negotiated rates and performed certain administrative functions for HarnCo in Mexico. Sales to Mining and Paper amounted to $3.2 million during fiscal 1998. In addition, Mining and Paper provided certain products and services to the Company which management estimates amounted to approximately $12.4 million in fiscal 1998. HarnCo manufactured electric motors, fabricated larger steel girders and did machining on certain cranes for the Company at cost or at cost plus a percentage. Mining and Paper also acted as motor rewind subcontractors for the Company. It is contemplated that these transactions, none of which individually or in the aggregate are significant to the Company, will continue in the future.

         Prior to March 30, 1998, in a number of instances, HII, HarnCo and/or the Non-MHE HarnCo Affiliates provided contracting credit support in connection with the Company's business. Certain customers for large crane supply contracts require the supplier to provide contracting credit support and/or parent guarantees of performance. This credit support included HarnCo and the Non-MHE HarnCo Affiliates: (i) providing working capital; (ii) guaranteeing financial and performance obligations with respect to customer and supply contracts and relationships; (iii) providing collateral and credit support with respect to letters of credit, surety bonds or other arrangements of the MHE Business; and
(iv) otherwise being directly and contingently liable for the MHE Business's obligations (collectively, the "Credit Support Obligations"). In addition, HII and/or HarnCo guaranteed Company debt and the Company's performance under certain real estate, vehicle and equipment leases. At October 31, 1998, there was approximately $33.3 million outstanding under the letters of credit and bonds provided by HarnCo and Non-MHE HarnCo Affiliates. At October 31, 1998, HarnCo continues to be shown as the guarantor on the Birmingham, Alabama facility lease with the Industrial Revenue Board of Birmingham.

         Management believes that in the aggregate these products and services can be obtained on comparable terms from third parties.

HARNISCHFEGER SEPARATION AGREEMENT

         The organizational structure of Holdings and its subsidiaries was substantially reorganized in connection with the anticipated sale of the MHE Business. In connection therewith, in October 1997 HarnCo transferred the assets of its Material Handling Equipment Division to MHLLC, a newly-created wholly-owned subsidiary of the Company. All non-cash assets held by HarnCo and used exclusively by the MHE Division were transferred or, in the case of leased personal property, subleased to MHLLC or to one of its affiliates. In return, MHLLC assumed substantially all of the liabilities of HarnCo and the Non-MHE HarnCo Affiliates relating to the MHE Business (other than as described below).

         HarnCo has retained certain income and other tax liabilities relating to the MHE Business, all environmental liabilities relating to the ownership or operation of any shared facilities and of HarnCo's Orchard Street facility, any liabilities for which HarnCo or its affiliates have been named as potentially responsible parties with respect to two Superfund sites, and any liabilities arising in connection with claims alleging exposure to asbestos (to the extent there is insurance coverage therefor) in connection with the MHE Business prior to the Recapitalization Closing. In addition, among other matters, HarnCo and certain of HarnCo's affiliates have retained all liability for medical and disability benefit claims for current United States employees made prior to the Recapitalization Closing, all claims by United States employees who were on short-term or long-term disability as of the Recapitalization Closing and all claims with respect to any of the HII benefit plans for former United States employees of the Company.

TRADEMARK LICENSE AGREEMENT

         On March 30, 1998, the Company entered into a trademark licensing agreement with Harnischfeger Technologies, Inc. ("HTI"), a subsidiary of HarnCo, pursuant to which the Company was granted a sole and exclusive worldwide license to use the "P&H" trade name, trademark and service mark on or in connection with the MHE Business. The term of the license for original equipment is 15 years after the earlier to occur of (i) the sale of Holdings to an unaffiliated third party or (ii) the consummation of a public offering of the common stock of Holdings, the Company or their parents or successors. The term of the license for aftermarket parts and services is for an additional seven years. The license agreement provides for a royalty payment to HTI during the ten year period commencing March 30, 1999 equal to 0.75% of the total net sales of the MHE Business. There will be no royalty fee for the remainder of the term.

COMPONENT AND MANUFACTURED PRODUCTS SUPPLY AGREEMENT

         At the Recapitalization Closing, the Company entered into a two year agreement with HarnCo pursuant to which HarnCo is to sell, or have its affiliates sell, to the Company and to its subsidiaries located in the United States, at cost, certain products, repair parts and rebuilds as have been previously manufactured by HarnCo for the Company. The price for these products is the fully absorbed standard cost for normal production products and repair parts, and the fully absorbed job cost for rebuilds and repairs.

TRANSITION SERVICES AGREEMENT

         On March 30, 1998, the Company entered into a Transition Services Agreement with HarnCo pursuant to which HarnCo and/or its affiliates provide the Company and the Company's subsidiaries located in the United States certain specified transition services for a set monthly price per service, plus cost sharing in certain instances, for periods ranging up to three years. These services had been provided historically, and for all of fiscal 1998, but were not covered by a written agreement until the date of the Transactions. These services include financial support (including payroll, accounts payable and some accounting), MIS support (including mainframe applications, PC support, engineering applications, maintenance, shared products and telephone system support), human resources support (including assistance in union negotiations, processing support for workers' compensation claims, screening and hiring of hourly employees and benefits administration), shared space, warehouse services for repair parts at one of HarnCo's facilities until July 1998, order processing, office space and lobby services at HarnCo's offices, employee communications, use of corporate aircraft owned by HarnCo or its affiliates, and all traffic functions and transportation of materials between Milwaukee area operations until May 1998. The Company was charged $5.0 million for such services during fiscal 1998 and estimates it will be charged $2.5 million in fiscal 1999. The charge will continue to decrease as certain of the services provided by HarnCo become no longer necessary.

HEALTH AND WELFARE ARRANGEMENTS

         Under the terms of the Recapitalization Agreement, the current United States employees of the Company continued to participate, from the Recapitalization Closing until December 31, 1998, in the medical, dental, life and long-term disability insurance benefit plans that were sponsored by HarnCo for the benefit of these employees as of the Recapitalization Closing. The Company is to pay HarnCo the cost of all benefits provided under these plans.

STOCKHOLDERS AGREEMENT


         At the Recapitalization Closing, Holdings entered into a stockholders' agreement and registration rights agreement with HarnCo and MHE Investments (the "Stockholders' Agreement") pursuant to which HarnCo has the right to appoint a representative to the board of directors of Holdings, so long as HarnCo owns at least 5% of the outstanding Holdings Voting Common Stock. Certain actions by Holdings require HarnCo's approval, including non-pro rata redemptions, certain post-closing affiliate and insider transactions, granting of conflicting rights or entering into conflicting agreements, and dividends or distributions on, or redemptions or purchases of, any junior equity stock at any time when dividends are in arrears on the Holdings Series B Junior Preferred Stock owned by HarnCo. The Stockholders' Agreement also provides that HarnCo has the right to purchase its pro rata share of future issuances of Holdings Common Stock except for issuances of management stock and options and common stock sold in an underwritten public offering. HarnCo's shares are subject to a right of first refusal in favor of Holdings and its designees and certain other rights.


CREDIT INDEMNIFICATION AGREEMENT

         On March 30, 1998, HII and the Company entered into a Credit Indemnification Agreement pursuant to which HII will maintain in place the Credit Support Obligations in existence on March 30, 1998 but have no further duty to extend, renew or enter into any new Credit Support Obligations, other than with respect to the MHE Business obligations existing at the Recapitalization Closing. The Company has agreed to pay in advance an annual fee equal to 1% of the amounts outstanding under each letter of credit and bond provided by HarnCo and the Non-MHE HarnCo Affiliates (approximately $33.3 million as of October 31, 1998). The Company paid a pro-rated fee of $290,106 for calendar year 1998 at the Recapitalization Closing. HII will refund the Company on a quarterly basis a pro-rata portion of the annual fee for any reductions in the outstanding amount of credit that occurred during such quarter. In addition, the Company will pay HII the full amount of future fees and other expenses that may be paid by HII or its affiliates to third parties in connection with maintaining the Credit Support Obligations. The Credit Indemnification Agreement provides that the Company is to reimburse HII on demand for any payment made by HII or its affiliates under any of the Credit Support Obligations.

CONFIDENTIALITY AND NON-COMPETITION AGREEMENT

         At the Recapitalization Closing, Holdings and HII entered into a Confidentiality and Non-Competition Agreement, pursuant to which HII agreed, on behalf of itself and of its subsidiaries, not to, directly or indirectly, participate or engage in, or assist any person that is engaged in, any business or enterprise that is competitive with the MHE Business as conducted at the Recapitalization Closing. In addition, the agreement provides for HII and its affiliates to maintain in confidence and not use any confidential information of the MHE Business. The non-compete covenants, which apply worldwide, will be in effect until the later of (i) the fourth anniversary of the Recapitalization Closing or (ii) the third anniversary of the date on which a director designated by HII or its affiliates ceases to serve on the board of directors of Holdings. HII and its affiliates also agreed not to induce or encourage any current employee of the Company or any of its affiliates to leave the Company or its affiliates, and not to employ certain specified officers and employees of the MHE Business for 18 months after the Recapitalization Closing.

TAX SHARING AGREEMENT

         Holdings, its subsidiaries and MHE Investments have entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for, among other things, the allocation of federal, state and local tax liabilities between Holdings, its subsidiaries and MHE Investments. In general, under the Tax Sharing Agreement, Holdings and its subsidiaries will be responsible for paying their allocable share of all income taxes shown to be due on the consolidated federal (and any comparable state or local) income tax return filed by MHE Investments.

LOANS TO MANAGEMENT

         At the Recapitalization Closing, the Company made short-term loans in an aggregate principal amount of $900,000 to members of the Company's senior management to purchase equity interests in Niles L.L.C., an indirect minority shareholder of Holdings, in accordance with the terms of certain promissory notes, with proceeds from the Senior Notes and/or the New Credit Facility. The original principal amounts of the loans to Messrs. Erwin, Smith, Kerrick, Niespodiziani, Doolan, Maddock, Norridge and Ditkof are $250,000, $110,000, $70,000, $70,000, $100,000, $125,000, $125,000 and $50,000, respectively. At
October 31, 1998, the principal amount of the notes outstanding for Messrs. Erwin, Smith and Doolan were $50,000, $40,000 and $30,000, respectively. The remaining balances will be payable upon payment of previously deferred amounts from the Harnischfeger Rabbi Trust or on March 30, 1999 (whichever is earlier). All other notes have been paid in full. Interest was charged on each of the notes at a rate per annum equal at all times to the Federal Short-Term Rate in effect from time to time, from the date of issuance until such note was repaid in full. The principal amounts of any loans and the interest thereon will be payable in full in the event the executive ceases to be employed by the Company as a result of termination for Cause (as defined therein), or by reason of the executive's death or resignation for other than Good Reason (as defined therein), or upon an Event of Default (as defined therein). As collateral for the notes, each of the executives granted to the Company a security interest in the equity interests in Niles L.L.C. each of them acquired with the proceeds of the loans, in their respective Divestiture Bonuses and in any proceeds therefrom.

CHARTWELL FINANCIAL ADVISORY AGREEMENT

         The Company entered into an agreement with Chartwell Investments Inc., providing for the payment of fees and reimbursement of expenses to Chartwell Investments Inc. for acting as financial advisor with respect to the Transactions, including soliciting, structuring and arranging the financing of the Transactions. The fees, totaling $5.0 million, equal to 1% of the consolidated capitalization of Holdings and the reimbursement of expenses, were paid at the Recapitalization Closing. Mr. Berman and Mr. Shein are, respectively, Chairman of the Board and a director of each of Holdings and MMH and both are officers and directors of Chartwell Investments Inc.

CHARTWELL MANAGEMENT CONSULTING AGREEMENT

         The Company has entered into a management consulting agreement with Chartwell Investments Inc. pursuant to which Chartwell Investments Inc. provides the Company with certain management, advisory and consulting services for a fee of $1.0 million for each fiscal year of the Company during the term of the agreement, plus reimbursement of expenses. The term of the management consulting agreement is 10 years commencing at the Recapitalization Closing and is renewable for additional one year periods unless the Board of Directors of the Company gives prior written notice of non-renewal to Chartwell Investments Inc. Mr. Berman and Mr. Shein are, respectively, Chairman of the Board and a director of each of Holdings and MMH and both are officers and directors of Chartwell Investments Inc. The Company paid Chartwell $0.6 million plus expenses during fiscal 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)1.    FINANCIAL STATEMENTS

                  Reference should be made to the index included in Item 8 of this Form 10-K for a complete list of the financial statements filed as part of this report.

         2.       FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS
                  REPORT

                  Reference should be made to the index included in Item 8 of this Form 10-K for a complete list of the financial statements filed as part of this report.

         3.       EXHIBITS AND EXHIBIT INDEX



  EXHIBIT
  NUMBER                                   EXHIBIT
-----------                              -----------
2.1(aa)       Recapitalization Agreement, dated January 28, 1998, among
              Harnischfeger Corporation, the sellers named therein and MHE
              Investments, Inc., as amended.

3.1(aa)       Second Amended and Restated Certificate of Incorporation of MMH
              Holdings, Inc.

3.2(cc)       Certificate of Incorporation of Morris Material Handling, Inc.

3.3(aa)       Bylaws of MMH Holdings, Inc.

3.4(cc)       Bylaws of Morris Material Handling, Inc.

3.5(aa)       Certificate of Designations of the Powers, Preferences and
              Relative, Participating, Optional and Other Special Rights of 12%
              Series A Senior Exchangeable Preferred Stock, and Qualifications,
              Limitations and Restrictions Thereof.

3.6(aa)       Certificate of Designations of the Powers, Preferences and
              Relative, Participating, Optional and Other Special Rights of
              12 1/4% Series B Junior Exchangeable Preferred Stock, and
              Qualifications, Limitations and Restrictions Thereof.

3.7(aa)       Certificate of Designations of the Powers, Preferences and
              Relative, Participating, Optional and Other Special Rights of
              12 1/2% Series C Junior Preferred Stock, and Qualifications,
              Limitations and Restrictions Thereof.

4.1(aa)       Preferred Stock Registration Rights Agreement, dated as of March
              30, 1998, by and among MMH Holdings, Inc. and CIBC Oppenheimer
              Corp.

4.2(cc) Registration Rights Agreement, dated as of March 30, 1998, by and among Morris Material Handling, Inc, the Guarantors named therein and CIBC Oppenheimer Corp., Goldman, Sachs & Co. and Indosuez
              Capital.

4.3(aa) Common Stock Registration Rights and Stockholders Agreement, dated as of March 30, 1998, among MMH Holdings, Inc., Chartwell, L.P.
              and CIBC Oppenheimer Corp.

4.4(cc)       Indenture, dated as of March 30, 1998, between Morris Material
              Handling, Inc. and United States Trust Company of New York, as
              Trustee, relating to Morris Material Handling, Inc.'s



  EXHIBIT
  NUMBER                                   EXHIBIT
-----------                              -----------

              9 1/2% Senior Notes due 2008.

4.5(cc)       Form of 9 1/2% Senior Note due 2008.

4.6(bb)       Credit Agreement, dated March 30, 1998, among MMH Holdings, Inc.,
              Morris Material Handling, Inc., Material Handling, LLC, Morris
              Material Handling, Ltd., Mondel ULC, Kaverit Steel and Crane ULC and Canadian Imperial Bank of Commerce, as Administrative Agent,
              Credit Agricole Indosuez, as Syndication Agent, BankBoston, N.A., as Documentation Agent, and the Lending Institutions listed therein.

4.7(cc)       U.S. Security Agreement, dated as of March 30, 1998, made by
              Morris Material Handling, Inc., the Guarantors listed therein, in favor of Canadian Imperial Bank of Commerce.

4.8(aa) Guarantee, dated as of March 30, 1998, by MMH Holdings, Inc., in favor and for the benefit of Canadian Imperial Bank of Commerce.

4.9(aa)       Guarantee, dated as of March 30, 1998, by each of the subsidiary
              Guarantors named therein, in favor and for the benefit of Canadian
              Imperial Bank of Commerce.

4.10(aa)      Stockholders and Registration Rights Agreement, dated as of March
              30, 1998, by and among MMH Holdings, Inc., MHE Investments, Inc.
              and Harnischfeger Corporation.

4.11(aa)      Form of Indenture dated as of ____________, among MMH Holdings,
              Inc., as the Issuer, and _______________, as the Trustee for $___________ 12% Exchange Debentures Due 2009.

4.12(aa)      Form of 12% Exchange Debenture Due 2009.

10.1(aa)      Surety Arrangement, dated March 30, 1998, among Reliance Insurance
              Companies, MMH Holdings, Morris Material Handling, Inc. and certain of their subsidiaries.

10.2(aa)      Credit Indemnification Agreement between Harnischfeger Industries,
              Inc. and Morris Material Handling, Inc., dated as of March 30,
              1998.

10.3(aa)      Tax Sharing Agreement between MHE Investments, Inc., MMH Holdings,
              Inc. and certain of MMH Holdings, Inc.'s subsidiaries, dated March
              30, 1998.

10.4(aa)      Component and Manufactured Products Supply Agreement between
              HarnCo and Morris Material Handling, Inc., dated as of March 30,
              1998.

10.5(aa)      Transition Services Agreement between HarnCo and Morris Material
              Handling, Inc., dated as of March 30, 1998.

10.6(aa)      Trademark License Agreement between Harnischfeger Technologies,
              Inc. and Morris Material Handling, Inc., dated as of March 30,
              1998.

10.7(aa)      Management Consulting Agreement between Morris Material Handling,
              Inc. and Chartwell Investments Inc., dated March 30, 1998.

10.8(aa)      Financial Advisory Agreement between Morris Material Handling,
              Inc. and Chartwell Investments Inc., dated March 30, 1998.

10.9(aa)      Separation Agreement, dated October 26, 1997, between
              Harnischfeger Corporation and Material Handling, LLC.



  EXHIBIT
  NUMBER                                   EXHIBIT
-----------                              -----------

10.10(aa)     Share and Asset Purchase Agreement between PHMH Holding Company,
              James Gann, Sr., James Gann, Jr. and Gail Gann, dated February 14,
              1997.

10.11(bb)     Employment Agreement, dated March 30, 1998, between Morris
              Material Handling, Inc. and Michael S. Erwin.

10.12(bb)     Employment Agreement, dated March 30, 1998, between Morris
              Material Handling, Inc. and David D. Smith.

10.13(bb)     Employment Agreement, dated March 30, 1998, between Morris
              Material Handling, Inc. and Martin L. Ditkof.

10.14(bb)     Employment Agreement, dated March 30, 1998, between Morris
              Material Handling, Inc. and Richard J. Niespodziani.

10.15(bb)     Employment Agreement, dated March 30, 1998, between Morris
              Material Handling, Inc. and Peter A. Kerrick.

10.16(bb)     Employment Agreement, dated March 30, 1998, between Morris
              Material Handling, Inc. and Edward J. Doolan.

10.17(bb)     Service Agreement, dated March 30, 1998, between Morris Mechanical
              Handling Limited and M J Maddock.

10.18(bb)     Service Agreement, dated March 30, 1998, between Morris Mechanical
              Handling Limited and K B Norridge.

10.19(bb)     Form of Promissory Note, dated March 30, 1998, between Michael S.
              Erwin and Morris Material Handling, Inc.

10.20(bb)     Form of Promissory Note, dated March 30, 1998, between David D.
              Smith and Morris Material Handling, Inc.

10.21(bb)     Form of Promissory Note, dated March 30, 1998, between Martin L.
              Ditkof and Morris Material Handling, Inc.

10.22(bb)     Form of Promissory Note, dated March 30, 1998, between Richard J.
              Niespodziani and Morris Material Handling, Inc.

10.23(bb)     Form of Promissory Note, dated March 30, 1998, between Peter A.
              Kerrick and Morris Material Handling, Inc.

10.24(bb)     Form of Promissory Note, dated March 30, 1998, between Edward J.
              Doolan and Morris Material Handling, Inc.

10.25(bb)     Form of Promissory Note, dated March 30, 1998, between M J Maddock and Morris Material Handling, Inc.

10.26(bb)     Form of Promissory Note, dated March 30, 1998, between K B
              Norridge and Morris Material Handling, Inc.

10.27*        Morris Material Handling Employee Retirement Savings Plan.

22.(aa)       Subsidiaries of MMH Holdings, Inc. and Morris Material Handling,
              Inc.



  EXHIBIT
  NUMBER                                   EXHIBIT
-----------                              -----------


27.*          Financial Data Schedule.


--------------
(aa) Incorporated by reference to the Issuer's Registration Statement on Form S-4 (Registration No. 333-52529) filed with the Commission on May 13, 1998.

(bb) Incorporated by reference to Amendment No. 2 to the Issuer's Registration Statement on Form S-4 (Registration No. 333-52529) filed with the Commission on July 22, 1998.

(cc) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-52527) filed with the Commission on May 13, 1998.

*    Filed herewith.

     (b)  REPORTS ON FORM 8-K.

          None.

                               MMH HOLDINGS, INC.
                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)


                                            Balance at     Additions                        Currency                     Balance at
                                             Beginning     Charged to                      Translation                     End of
 Classification                               of Year       Expense      Deductions (1)      Effects       Other (2)        Year
 --------------                               -------       -------      --------------      -------       --------         ----

 Allowance Deducted in Balance Sheet
 from Accounts Receivable:

 For the year ended October 31, 1998

    Doubtful accounts                         $ 1,330        $ 1,219          $ (861)         $ (16)          $ (66)      $ 1,606
                                              -------        -------          ------          -----           -----       -------
                                              -------        -------          ------          -----           -----       -------


 For the year ended October 31, 1997

    Doubtful accounts                         $ 1,408         $  439          $ (537)          $  20               -      $ 1,330
                                              -------         ------          ------           -----                      -------
                                              -------         ------          ------           -----                      -------


 For the year ended October 31, 1996

    Doubtful accounts                         $ 1,520         $  354          $ (515)          $  49               -      $ 1,408
                                              -------         ------          ------           -----                      -------
                                              -------         ------          ------           -----                      -------




(1)  Represents write-off of bad debts, net of recoveries.

(2)  Represents reclasses to other reserve accounts.

                         MORRIS MATERIAL HANDLING, INC.
                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)


                                            Balance at     Additions                        Currency                     Balance at
                                             Beginning     Charged to                      Translation                     End of
 Classification                               of Year       Expense      Deductions (1)      Effects       Other (2)        Year
 --------------                               -------       -------      --------------      -------       ---------        ----

 Allowance Deducted in Balance Sheet
 from Accounts Receivable:

 For the year ended October 31, 1998

    Doubtful accounts                      $   1,330      $   1,219     $   (861)         $   (16)       $   (66)       $   1,606
                                           ---------      ---------     --------          -------        -------        ---------
                                           ---------      ---------     --------          -------        -------        ---------


 For the year ended October 31, 1997

    Doubtful accounts                      $   1,408      $     439     $   (537)         $    20           -           $   1,330
                                           ---------      ---------     --------          -------        -------        ---------
                                           ---------      ---------     --------          -------        -------        ---------

 For the year ended October 31, 1996

    Doubtful accounts                      $   1,520      $     354     $   (515)         $    49           -           $   1,408
                                           ---------      ---------     --------          -------        -------        ---------
                                           ---------      ---------     --------          -------        -------        ---------



(1)  Represents write-off of bad debts, net of recoveries.

(2)  Represents reclasses to other reserve accounts.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, on the 29th day of January, 1999.


                                            MMH HOLDINGS, INC.


                                            By:/s/ Todd R. Berman
                                               -------------------------------
                                               Todd R. Berman
                                               Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



         SIGNATURE                                TITLE                                      DATE
         ---------                               -------                                     -----
 /S/ TODD R. BERMAN                      Chairman of the Board of Directors             January 29, 1999
-----------------------------
(Todd R. Berman)


 /S/ MICHAEL S. ERWIN                    President, Chief Executive Officer             January 29, 1999
-----------------------------            and Director (Principal Executive Officer)
(Michael S. Erwin)


 /S/ DAVID D. SMITH                      Vice President                                 January 29, 1999
-----------------------------            (Principal Financial and Accounting Officer)
(David D. Smith)


 /S/ MICHAEL S. SHEIN                    Vice President and Director                    January 29, 1999
-----------------------------
(Michael S. Shein)


 /S/ JAY R. BLOOM                        Director                                       January 29, 1999
-----------------------------
(Jay R. Bloom)


 /S/ ROBERT W. HALE                      Director                                       January 29, 1999
-----------------------------
(Robert W. Hale)


 /S/ MALCOLM LASSMAN                     Director                                       January 29, 1999
-----------------------------
(Malcolm Lassman)


 /S/ MICHAEL R. YOUNG                    Director                                       January 29, 1999
-----------------------------
(Michael R. Young)


 /S/ LARRY ZINE                          Director                                       January 29, 1999
-----------------------------
(Larry Zine)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, on the 29th day of January, 1999.


                                           MORRIS MATERIAL HANDLING, INC.


                                            By:/s/Todd R. Berman
                                               -------------------------------
                                               Todd R. Berman
                                               Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



         SIGNATURE                                   TITLE                                   DATE
         ---------                                   -----                                   -----
 /S/ TODD R. BERMAN                         Chairman of the Board of Directors            January 29, 1999
 -----------------------------
(Todd R. Berman)


 /S/ MICHAEL S. ERWIN                       President, Chief Executive Officer            January 29, 1999
 -----------------------------              and Director (Principal Executive Officer)
(Michael S. Erwin)


 /S/ DAVID D. SMITH                         Vice President                                January 29, 1999
-----------------------------               (Principal Financial and Accounting Officer)
(David D. Smith)


 /S/ MICHAEL S. SHEIN                       Director                                      January 29, 1999
 -----------------------------
(Michael S. Shein)


                    SUPPLEMENTAL INFORMATION TO BE FURNISHED
                  WITH REPORTS FILED PURSUANT TO SECTION 15(d)
                    OF THE ACT BY REGISTRANTS WHICH HAVE NOT
             REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material has been sent to security holders of either Holdings or MMH.