Form 10-Q
period 1999-04-30
MMH HOLDINGS INC
filed 1999-06-14
CIK 1060948

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                             ----------------------

                  For the quarterly period ended April 30, 1999


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


                             ----------------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.


                                   Yes X No
                                      ---  ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date (June 11, 1999):


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

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.

                                      INDEX

INTRODUCTION                                                                   2

PART I -FINANCIAL STATEMENTS:

     MMH Holdings, Inc.

         Condensed Balance Sheets                                              4
         Condensed Statements of Operations and Comprehensive Income (Loss)    5
         Condensed Statements of Cash Flows                                    6
         Statements of Preferred Stock and Shareholders' Equity                7

     Morris Material Handling, Inc.

         Condensed Balance Sheets                                              8
         Condensed Statements of Operations and Comprehensive Income (Loss)    9
         Condensed Statements of Cash Flows                                   10
         Statements of Shareholder's Equity                                   11

     Notes to Financial Statements of
         MMH Holdings, Inc. and
         Morris Material Handling, Inc.                                       12

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations of
         MMH Holdings, Inc. and
         Morris Material Handling, Inc.                                       23

PART II - OTHER INFORMATION:

     Item 1.  Legal Proceedings                                               32
     Item 2.  Changes in Securities                                           32
     Item 3.  Defaults upon Senior Securities                                 32
     Item 4.  Submission of Matters to a Vote of Security Holders             32
     Item 5.  Other Information                                               32
     Item 6.  Exhibits and Reports on Form 8-K                                32


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

                               MMH HOLDINGS, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                        April 30,    October 31,
                                                          1999          1998
                                                       ----------    ----------
                                                       (Unaudited)

ASSETS

Current Assets
  Cash and cash equivalents                            $   2,790      $   2,534
  Accounts receivable-net                                 63,455         81,947
  Inventories                                             42,484         42,561
  Other current assets                                    15,715         11,467
                                                       ---------      ---------
                                                         124,444        138,509
                                                       ---------      ---------

Property, Plant and Equipment
  Cost                                                    69,423         67,649
  Less accumulated depreciation                          (28,628)       (26,579)
                                                       ---------      ---------
                                                          40,795         41,070
                                                       ---------      ---------

Other Assets
  Goodwill                                                42,070         39,843
  Debt financing costs                                    17,868         18,905
  Deferred income taxes                                   65,979         65,979
  Other                                                    9,254          6,691
                                                       ---------      ---------
                                                         135,171        131,418
                                                       ---------      ---------
                                                       $ 300,410      $ 310,997
                                                       ---------      ---------
                                                       ---------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term notes payable and current
   portion of long-term obligations (Note 5)           $     249      $   2,262
  Revolving Credit Facility Borrowings (Note 5)           18,327           --
  Term Loans (Note 5)                                     53,650           --
  Acquisition Facility Line Borrowings (Note 5)            7,430           --
  Bank overdrafts                                          2,117          1,252
  Trade accounts payable                                  24,473         32,893
  Advance payments and progress billings                  10,722          9,399
  Accrued interest                                         1,801          2,201
  Other current liabilities                               23,653         29,946
                                                       ---------      ---------
                                                         142,422         77,953

Term Loans (Note 5)                                         --           52,225
Acquisition Facility Line Borrowings (Note 5)               --            6,194
Senior Notes                                             200,000        200,000
Other Long-Term Obligations                                4,097          3,405
Deferred Income Taxes                                      2,603          2,698

Minority Interest                                            337            364
Commitments and Contingencies (Note 6)
Mandatorily Redeemable Preferred Stock                   101,640         95,351
Shareholders' Equity                                    (150,689)      (127,193)
                                                       ---------      ---------
                                                       $ 300,410      $ 310,997
                                                       ---------      ---------
                                                       ---------      ---------


    The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
       CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
                             (Dollars in Thousands)


                                              For the Three Months         For the Six Months
                                                Ended April 30,              Ended April 30,
                                            -----------------------     -----------------------
                                               1999          1998          1999          1998
                                            ---------     ---------     ---------     ---------

Revenues
   Net Sales                                $  71,849     $  80,766     $ 139,769     $ 157,249
   Other Income - Net                              45           442           147           726
                                               71,894        81,208       139,916       157,975
                                            ---------     ---------     ---------     ---------
Cost of Sales                                  54,442        58,519       105,056       115,172

Selling, General and
   Administrative Expenses                     19,354        15,154        35,287        29,514
HII Management Fee                               --             478          --           1,155
Non-Recurring Employee Benefit Costs             --           1,786          --           1,906
                                            ---------     ---------     ---------     ---------
Operating Income (Loss)                        (1,902)        5,271          (427)       10,228

Interest (Expense) Income - Net
   HII Affiliates                                --            (761)         --          (1,448)
   Third Party                                 (7,523)       (2,545)      (14,431)       (2,703)
                                            ---------     ---------     ---------     ---------
Income (Loss) Before Income Taxes
   and Minority Interest                       (9,425)        1,965       (14,858)        6,077
Provision for Income Taxes                     (3,518)         (459)       (1,065)       (2,446)
Minority Interest                                  21            24            27            38
                                            ---------     ---------     ---------     ---------
Net Income (Loss)                             (12,922)        1,530       (15,896)        3,669
Foreign Currency Translation Adjustments         (407)       (1,115)       (1,377)       (1,520)
                                            ---------     ---------     ---------     ---------
Comprehensive Income (Loss)                 $ (13,329)    $     415     $ (17,273)    $   2,149
                                            ---------     ---------     ---------     ---------
                                            ---------     ---------     ---------     ---------


    The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)


                                                            For the Six Months
                                                              Ended April 30,
                                                          -----------------------
                                                             1999         1998
                                                          ---------     ---------

Operating Activities
  Net income (loss)                                       $ (15,896)    $   3,669
  Add (deduct) - items not affecting cash used for
  operating activities:
    Depreciation and amortization                             3,853         3,408
    Amortization of debt financing costs                      1,048          --
    Deferred income taxes - net                                  31            57
    Divestiture bonus                                          --           1,216
    Other                                                       (27)          (38)
  Changes in working capital, excluding the effects
  of acquisition opening balance sheets:
    Accounts receivable                                      19,285         3,646
    Inventories                                               1,262        (1,968)
    Other current assets                                     (4,063)       (1,903)
    Trade accounts payable and bank overdrafts               (8,125)      (11,579)
    Advance payments and progress billings                    1,016           542
    Accrued warranties                                          666        (1,246)
    Accrued interest                                           (400)         --
    Other current liabilities                                (6,055)          929
    Activity with parent and other affiliates - net            --           1,213
                                                          ---------     ---------
Net cash used for operating activities                       (7,405)       (2,054)
                                                          ---------     ---------
Investment and Other Transactions
  Capital expenditures - net                                 (4,744)       (2,446)
  Acquisition of businesses - net of cash acquired           (5,070)         (319)
  Repayments (issuance) of loans from senior management          70          (900)
  Other - net                                                  (245)           72
                                                          ---------     ---------
Net cash used for investment and other transactions          (9,989)       (3,593)
                                                          ---------     ---------
Financing Activities
  Changes in short-term debt, notes payable
   and Revolving Credit Facility borrowings                  17,051         3,065
  Proceeds from Acquisition Facility Line borrowings          1,235          --
  Proceeds from Senior Note Offering                           --         200,000
  Proceeds from New Credit Facility                            --          55,000
  Redemption of common stock and preferred stock               --        (287,000)
  Net proceeds from issuance of Series A preferred stock
   and related common shares                                   --          57,094
  Stock redemption transaction costs                           --          (2,939)
  Debt financing costs                                         --         (18,179)
  Repayments of long-term obligations                          (675)         --
                                                          ---------     ---------
Net cash provided by financing activities                    17,611         7,041
                                                          ---------     ---------
Effect of Exchange Rate Changes on
Cash and Cash Equivalents                                        39          (101)
                                                          ---------     ---------
Increase in Cash and Cash Equivalents                           256         1,293
Cash and Cash Equivalents
  Beginning of Period                                         2,534         1,532
                                                          ---------     ---------
  End of Period                                           $   2,790     $   2,825
                                                          ---------     ---------
                                                          ---------     ---------


    The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
             STATEMENTS OF PREFERRED STOCK AND SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED APRIL 30, 1999
                                  (UNAUDITED)
                             (Dollars in Thousands)


                                                                  Preferred Stock
                                   -----------------------------------------------------------------------------------------
                                           Series A                   Series B                  Series C
                                   -----------------------    -----------------------   ------------------------
                                     Shares      Carrying       Shares      Carrying      Shares       Carrying
                                   Outstanding     Value      Outstanding     Value     Outstanding      Value       Total
                                   -----------   ---------    -----------   ---------   -----------    ---------   ---------

BALANCE AT OCTOBER 31, 1998          61,188      $  59,217       5,105      $   5,156      30,678      $  30,978   $  95,351

Net loss                               --             --          --             --          --             --          --

Change in foreign currency
translation                            --             --          --             --          --             --          --

Repayments of loans by
senior management                      --             --          --             --          --             --          --

Preferred stock dividends             3,667          3,724         313            317       1,918          1,957       5,998

Amortization of preferred stock
discount                               --              291        --             --          --             --           291
                                     ------      ---------       -----      ---------      ------      ---------   ---------
BALANCE AT APRIL 30, 1999            64,855      $  63,232       5,418      $   5,473      32,596      $  32,935   $ 101,640
                                     ------      ---------       -----      ---------      ------      ---------   ---------
                                     ------      ---------       -----      ---------      ------      ---------   ---------



                                       Common Stock          Parent        Accumulated
                                   --------------------    Investment/        Other                          Total
                                     Shares       Par      Additional     Comprehensive    Retained       Shareholders'
                                   Outstanding   Value   Paid-in-Capital       Loss        Earnings          Equity
                                   -----------  -------  --------------   -------------    ---------      -------------

BALANCE AT OCTOBER 31, 1998          10,889     $  --      $(121,860)      $  (2,741)      $  (2,592)      $(127,193)

Net loss                               --          --           --              --           (15,896)        (15,896)

Change in foreign currency
translation                            --          --           --            (1,377)           --            (1,377)

Repayments of loans by
senior management                      --          --           --              --                70              70

Preferred stock dividends              --          --           --              --            (6,002)         (6,002)

Amortization of preferred stock
discount                               --          --           --              --              (291)           (291)
                                     ------     -------    ---------       ---------       ---------       ---------

BALANCE AT APRIL 30, 1999            10,889     $  --      $(121,860)      $  (4,118)      $ (24,711)      $(150,689)
                                     ------     -------    ---------       ---------       ---------       ---------
                                     ------     -------    ---------       ---------       ---------       ---------


    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

              ASSETS

                                                    April 30,     October 31,
                                                      1999          1998
                                                    ---------     -----------
                                                   (Unaudited)

Current Assets
   Cash and cash equivalents                        $   2,790     $   2,534
   Accounts receivable-net                             63,455        81,947
   Inventories                                         42,484        42,561
   Other current assets                                15,719        11,467
                                                    ---------     -----------
                                                      124,448       138,509
                                                    ---------     -----------
Property, Plant and Equipment
   Cost                                                69,423        67,649
   Less accumulated depreciation                      (28,628)      (26,579)
                                                    ---------     -----------
                                                       40,795        41,070
                                                    ---------     -----------
Other Assets
   Goodwill                                            42,070        39,843
   Debt financing costs                                17,868        18,905
   Deferred income taxes                               65,979        65,979
   Other                                                9,254         6,691
                                                    ---------     -----------
                                                      135,171       131,418
                                                    ---------     -----------
                                                    $ 300,414     $ 310,997
                                                    ---------     -----------
                                                    ---------     -----------

   LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
   Short-term notes payable and current
     portion of long-term obligations (Note 5)      $     249     $   2,262

   Revolving Credit Facility Borrowings (Note 5)       18,327          --
   Term Loans (Note 5)                                 53,650          --
   Acquisition Facility Line Borrowings (Note 5)        7,430          --
   Bank overdrafts                                      2,117         1,252
   Trade accounts payable                              24,473        32,893
   Advance payments and progress billings              10,722         9,399
   Accrued interest                                     1,801         2,201
   Other current liabilities                           23,653        29,946
                                                    ---------     -----------
                                                      142,422        77,953

Term Loans (Note 5)                                      --          52,225
Acquisition Facility Line Borrowings (Note 5)            --           6,194
Senior Notes                                          200,000       200,000
Other Long-Term Obligations                             4,097         3,405
Deferred Income Taxes                                   2,603         2,698

Minority Interest                                         337           364
Commitments and Contingencies (Note 6)
Shareholder's Equity                                  (49,045)      (31,842)
                                                    ---------     -----------
                                                    $ 300,414     $ 310,997
                                                    ---------     -----------
                                                    ---------     -----------

    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
       CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                             For the Three Months         For the Six Months
                                                Ended April 30,             Ended April 30,
                                            -----------------------     -----------------------
                                              1999          1998          1999          1998
                                            ---------     ---------     ---------     ---------

Revenues
   Net Sales                                $  71,849     $  80,766     $ 139,769     $ 157,249
   Other Income - Net                              45           442           147           726
                                            ---------     ---------     ---------     ---------
                                               71,894        81,208       139,916       157,975

Cost of Sales                                  54,442        58,519       105,056       115,172

Selling, General and
   Administrative Expenses                     19,354        15,154        35,287        29,514
HII Management Fee                               --             478          --           1,155
Non-Recurring Employee Benefit Costs             --           1,786          --           1,906
                                            ---------     ---------     ---------     ---------
Operating Income (Loss)                        (1,902)        5,271          (427)       10,228

Interest (Expense) Income - Net
   HII Affiliates                                --            (761)         --          (1,448)
   Third Party                                 (7,523)       (2,545)      (14,431)       (2,703)
                                            ---------     ---------     ---------     ---------
Income (Loss) Before Income Taxes
   and Minority Interest                       (9,425)        1,965       (14,858)        6,077
Provision for Income Taxes                     (3,518)         (459)       (1,065)       (2,446)
Minority Interest                                  21            24            27            38
                                            ---------     ---------     ---------     ---------
Net Income (Loss)                             (12,922)        1,530       (15,896)        3,669
Foreign Currency Translation Adjustments         (407)       (1,115)       (1,377)       (1,520)
                                            ---------     ---------     ---------     ---------
Comprehensive Income (Loss)                 $ (13,329)    $     415     $ (17,273)    $   2,149
                                            ---------     ---------     ---------     ---------
                                            ---------     ---------     ---------     ---------


    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)


                                                            For the Six Months
                                                             Ended April 30,
                                                           1999          1998
                                                         ---------     ---------

Operating Activities
  Net income (loss)                                      $ (15,896)    $   3,669
  Add (deduct) - items not affecting cash used for
   operating activities:
    Depreciation and amortization                            3,853         3,408
    Amortization of debt financing costs                     1,048          --
    Deferred income taxes - net                                 31            57
    Divestiture bonus                                         --           1,216
    Other                                                      (27)          (38)
  Changes in working capital, excluding the effects
   of acquisition opening balance sheets:
    Accounts receivable                                     19,285         3,646
    Inventories                                              1,262        (1,968)
    Other current assets                                    (4,063)       (1,903)
    Trade accounts payable and bank overdrafts              (8,125)      (11,579)
    Advance payments and progress billings                   1,016           542
    Accrued warranties                                         666        (1,246)
    Accrued interest                                          (400)         --
    Other current liabilities                               (6,055)          929
    Activity with parent and other affiliates - net           --           1,213
                                                         ---------     ---------
Net cash used for operating activities                      (7,405)       (2,054)
                                                         ---------     ---------
Investment and Other Transactions
  Capital expenditures - net                                (4,744)       (2,446)
  Acquisition of businesses - net of cash acquired          (5,070)         (319)
  Repayments (issuance) of loans from senior management         70          (900)
  Other - net                                                 (245)           72
                                                         ---------     ---------
Net cash used for investment and other transactions         (9,989)       (3,593)
                                                         ---------     ---------
Financing Activities
  Changes in short-term debt, notes payable
   and Revolving Credit Facility borrowings                 17,051         3,065
  Proceeds from Acquisition Facility Line borrowings         1,235          --
  Proceeds from Senior Note Offering                          --         200,000
  Proceeds from New Credit Facility                           --          55,000
  Dividend to and redemption of shares held by Holdings       --        (232,845)
  Debt financing costs                                        --         (18,179)
  Repayments of long-term obligations                         (675)         --
                                                         ---------     ---------
Net cash provided by financing activities                   17,611         7,041
                                                         ---------     ---------
Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                                     39          (101)
                                                         ---------     ---------
Increase in Cash and Cash Equivalents                          256         1,293
Cash and Cash Equivalents
  Beginning of Period                                        2,534         1,532
                                                         ---------     ---------
  End of Period                                          $   2,790     $   2,825
                                                         ---------     ---------
                                                         ---------     ---------


    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                    FOR THE SIX MONTHS ENDED APRIL 30, 1999
                                  (UNAUDITED)
                             (Dollars in Thousands)



                                    Common Stock          Parent          Accumulated
                               ---------------------    Investment/          Other                      Total
                                 Shares        Par       Additional      Comprehensive   Retained   Shareholder's
                               Outstanding    Value    Paid-in-Capital       Loss        Earnings      Equity
                               -----------   -------   ---------------   -------------   --------   -------------

BALANCE AT OCTOBER 31, 1998         100      $  --        $(33,392)        $ (2,741)     $  4,291     $(31,842)

Net loss                           --           --            --               --         (15,896)     (15,896)

Change in foreign currency
translation                        --           --            --             (1,377)         --         (1,377)

Repayments of loans by
senior management                  --           --            --               --              70           70
                                  -----      -------      --------         --------      --------     --------
BALANCE AT APRIL 30, 1999           100      $  --        $(33,392)        $ (4,118)     $(11,535)    $(49,045)
                                  -----      -------      --------         --------      --------     --------
                                  -----      -------      --------         --------      --------     --------


    The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

(DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED)

NOTE 1 - BASIS OF PRESENTATION

On January 28, 1998, Harnischfeger Industries, Inc. ("HII") reached an agreement with MHE Investments, Inc. ("MHE Investments"), an affiliate of Chartwell Investments Inc. ("Chartwell"), for the sale of an approximately 80 percent common ownership interest in HII's Material Handling Equipment Business (the "MHE Business"). As more fully described in Note 2, the resulting transactions (the "Recapitalization"), which closed on March 30, 1998 (the "Recapitalization Closing"), led to a significant change in the capital structure and a reorganization of the underlying legal entities of the MHE Business. As a result of the Recapitalization, MMH Holdings, Inc. ("Holdings"), a pre-existing company engaged in the MHE Business, became an indirect holding company for the operating entities engaged in the MHE Business. Specifically, Morris Material Handling, Inc. ("MMH" and collectively with its subsidiaries and their predecessors, the "Company"), a newly formed wholly-owned direct subsidiary of Holdings, directly or indirectly acquired the various operating entities engaged in the MHE Business. Holdings was recapitalized in order to effect the redemption of certain shares of common stock of Holdings held by Harnischfeger Corporation ("HarnCo"). As a result of the reorganization of the legal entities of the MHE Business, Holdings and MMH became the successor companies to the MHE Business. The transactions have been accounted for as a recapitalization and accordingly, the financial statements presented herewith reflect the underlying historical accounting basis of the MHE Business.

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

The accompanying unaudited financial statements should be read in conjunction with the combined 1998 Annual Report on Form 10-K of Holdings and the Company. In the opinion of management, all adjustments, normal and recurring in nature, necessary for a fair presentation of results of operations and financial position have been included in the accompanying balance sheets and statements of operations. The results of operations for the three months and six months ended April 30, 1999, respectively, are not, however, indicative of the results which may be expected for fiscal 1999.


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

At April 30, 1999, MHE Investments owns approximately 72.6% of the common stock of Holdings and $32.6 million liquidation preference of the Series C Junior Voting Preferred Stock and HarnCo owns approximately 20.8% of the common stock of Holdings and $5.4 million liquidation preference of the Series B Junior Preferred Stock. The remaining equity interests are held by institutional investors and consist of non-voting stock representing approximately 6.6% of the outstanding common stock of Holdings and $64.9 million liquidation preference of the Series A Senior Preferred Stock.


NOTE 3 - ACQUISITIONS

During the six months ended April 30, 1999, the Company completed one acquisition with an aggregate purchase price of $3,158, net of cash acquired. During 1998, the Company completed several acquisitions for an aggregate purchase price of $8,891, net of cash acquired. These acquisitions were related to the Company's aftermarket business and were accounted for as purchase transactions with the purchase prices allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill of the transactions, $1,934 for the 1999 transaction and $8,343 for the 1998 transactions, is being amortized over 30 to 40 years. The 1999 acquisition and one 1998 acquisition were partially financed by the sellers, resulting in deferred purchase price which will be paid in 2004 and 2005 (in the case of the 1999 acquisition) and in installments through 2006 (in the case of one 1998 acquisition).

During the six months ended April 30, 1999, the Company made final consideration payments of $1,507 related to two 1998 acquisitions. With respect to a 1995 acquisition, the Company was required to make a contingent consideration payment of $1,413 in the six months ended April 30, 1999. Additionally, a payment of $100 was made toward the 1998 acquisition that was partially financed by the seller. On a pro forma basis, the 1999 and 1998 acquisitions were not material to results of operations reported for the six months ended April 30, 1999 and accordingly, such information is not presented.

NOTE 4 - INVENTORIES

Inventories consisted of the following:

                                                 April 30,        October 31,
                                                   1999              1998
                                                 --------         -----------
Raw material                                     $ 17,639          $ 14,517
Work-in-process                                    23,279            20,545
Finished parts                                      8,713            14,910
                                                 --------          --------
                                                   49,631            49,972
Less excess of current cost
over stated LIFO value                             (7,147)           (7,411)
                                                 --------          --------
                                                 $ 42,484          $ 42,561
                                                 --------          --------
                                                 --------          --------


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

The Company did not meet certain of the financial ratios and tests under the New Credit Facility for the period ended January 31, 1999 and did not meet such financial covenants and certain additional financial covenants for the period ended April 30, 1999. The Company obtained a waiver of such financial covenants, which was effective through June 14, 1999 and was subsequently extended through June 30, 1999. The waiver permits the Company to borrow certain amounts under the Revolving Credit Facility to meet its projected working capital requirements. Under the terms of the waiver, the Company may not, without prior lender consent, for the duration of the waiver period, (i) borrow any amounts under the Acquisition Facility, (ii) borrow any amounts under the Revolving Credit Facility in excess of the aggregate amount of the Revolving Credit Facility borrowings that the Company has repaid subsequent to January 31, 1999, or (iii) request the issuance of letters of credit, bid bonds or performance bonds in an aggregate amount after March 2, 1999 in excess of $5.0 million. At June 11, 1999, after giving effect to the existing New Credit Facility waiver, the Company had, subject to certain conditions,
(i) the ability to borrow up to approximately $35.7 million under the Revolving Credit Facility, of which $20.8 million is currently outstanding and (ii) the ability to obtain letters of credit, bid bonds and performance bonds after March 2, 1999 under the New Credit Facility in an amount not to exceed $5.0 million in the aggregate of which $1.9 million have been issued to date.

The Company is negotiating with the lending institutions party to the New Credit Facility in an effort to obtain amendments to the New Credit Facility. While management of the Company believes that it will be successful in obtaining satisfactory amendments to the New Credit Facility, there can be no assurance that such amendments will be obtained. If amendments cannot be negotiated or satisfactory waivers obtained, the lenders under the New Credit Facility could elect to declare all amounts borrowed under the New Credit Facility, together with accrued interest thereon, to be due and payable, which would result in an event of default under the Note Indenture and the Surety Arrangement and permit acceleration of the Company's obligations thereunder. In such event, there can be no assurance that the Company would have sufficient assets to pay indebtedness then outstanding under the New Credit Facility, the Senior Notes and obligations under the Surety Arrangement. Additionally, such an event could have a material adverse effect on the Company's ability to obtain certain customer orders.

The Company incurred significant indebtedness in connection with the Recapitalization. As of June 11, 1999, the Company had approximately $288.3 million of indebtedness outstanding. As a result of the covenant violations under the New Credit Facility and the Company's anticipated violation of required covenants and tests at compliance dates during the next twelve months in the absence of waivers or amendments which would prevent such violation, all borrowings outstanding under the New Credit Facility ($81.9 million as of June 11, 1999) are classified as current liabilities in the accompanying April 30, 1999 balance sheets. The Company also anticipates incurring $3.2 million of cash expenditures during the third and fourth quarters of fiscal 1999 for severance and reorganization charges associated with continued restructuring of the Company's operations, in addition to cash needed for operations and capital expenditures.

Since the Recapitalization, the Company has been able to satisfy its cash requirements from cash generated by operations and borrowings under the Revolving Credit Facility. However, in order to have sufficient cash flow to satisfy its future cash needs for operations and debt service, the Company needs to be able to borrow under the Revolving Credit Facility in sufficient amounts and will have to materially improve cash generated from operations in the near future.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

To secure the performance of sales contracts related to MMH operations, MMH was contingently liable to financial institutions and others for the following at April 30, 1999: (i) $4.9 million of outstanding letters of credit and surety bonds under the New Credit Facility, (ii) $1.6 million under the Surety Arrangement for outstanding surety bonds and (iii) $4.0 million of surety bonds with other institutions. Prior to the Recapitalization Closing, HII and its affiliates ("HII Group") provided credit support for the MHE Business. As part of the Recapitalization, HII agreed to maintain in place credit support (including letters of credit and surety bonds) in existence at the Recapitalization Closing and the Company agreed to reimburse HII for any payments made by the HII Group with respect to such credit support. At April 30, 1999, approximately $27.5 million of HII Group letters of credit and surety bonds remained outstanding.

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

HarnCo has been and is currently a defendant in a number of asbestos related lawsuits and will likely be named in future such actions. Most suits involve multiple defendants including asbestos manufacturers. MMH has agreed to indemnify HarnCo and its affiliates with respect to any liabilities in excess of insurance arising in connection with past and future asbestos litigation relating to the MHE Business. HII's insurance program included coverage for asbestos related claim activity through 1986, when coverage for asbestos related claims ceased to be available. HII's insurer has provided first dollar coverage for policy periods through 1976. During the 1977 to 1985 policy periods, HII had a variety of policies, with retention levels ranging from $100,000 to $15.0 million and total coverage limits ranging from $12.5 million to $50.0 million. To date, HII's insurer has paid all indemnification liabilities relating to asbestos claims (which amounts have not been material to the MHE Business) but there can be no assurance such insurers will continue to do so in the future or that there will be insurance coverage for such claims. In addition, policy primary aggregate levels were exhausted in certain years, which would require the participation of excess insurers for future claim activity. Given its experience to date with such claims, the Company believes that its exposure to asbestos related claims is not material, but there can be no assurance that such liability will not in fact be material.

All of the Company's agreements and arrangements with HII and its affiliates (including those referred to above and those relating to the provision of services and materials by HII and its affiliates to the Company) could be materially adversely affected by the fact that on June 7, 1999 (the "Petition Date"), HII and certain of its United States affiliates (including HarnCo) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "HII Bankruptcy"). Certain provisions of the Bankruptcy Code allow a debtor to avoid, delay and/or reduce its contractual and other obligations to third parties. There can be no assurance that HII and its affiliates will not attempt to utilize such provisions to cease performance under their agreements with the Company. The inability of the Company to receive the benefits of one or more of these agreements or the termination of ongoing arrangements between the Company and affiliates of HII could materially adversely affect the Company's operations and financial performance. In the event that any of the liabilities retained by HII and its affiliates remain unsatisfied as of the Petition Date, the Company's right to indemnification for any such amounts it has paid on behalf of HII and its affiliates may also be avoided, delayed or reduced.

Each of HII and certain of its affiliates on the one hand, and the Company and certain of its affiliates, on the other hand, have receivables and payables to the other which may be affected by the HII Bankruptcy. The Company estimates that a net amount of approximately $0.7 million of receivables due it and its affiliates may be so affected.

In October 1998, the Company received a request to arbitrate a claim from a former customer which arose out of an accident that occurred in Ireland involving two cranes sold by the Company in 1992. The claim alleges direct damages of approximately $12.8 million plus lost revenue due to business interruption. In addition, the Company has been notified by the port operator of its intention to pursue a claim against the Company for its damages (which it estimates are between $4 million and $5 million) arising from the accident. Management intends to vigorously defend this matter. One of the Company's insurance carriers has agreed to provide defense coverage for one of the two cranes involved in the accident and limited indemnification if the Company is unsuccessful in defending the claim. The Company is continuing to work with its insurance broker to determine the availability of additional insurance coverage, if any. The contract between the Company and the claimant provides that the contract is governed by Irish law and that all disputes are to be resolved by arbitration in Ireland. While the Company believes it will obtain a favorable resolution, no assurances can be made as to the final outcome of the claim. If the Company were found liable for the full amount of the claim, there could be a material adverse effect on the Company's operations and financial performance.


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


Under the terms of the Recapitalization Agreement, HarnCo retained all liability for the only two open environmental clean-up claims brought against HarnCo in the Milwaukee, Wisconsin area. The Company and its management are not aware of any other material environmental clean-up claim which is pending or is threatened against the Company, but there can be no assurance that any such claim will not be asserted against the Company in the future. In addition, as noted above, the Company's right to indemnification against HarnCo for such liabilities may be avoided, delayed or reduced as a result of HarnCo's filing for bankruptcy protection.

NOTE 7 - INCOME TAXES

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of net operating loss carryforwards.
During the second quarter, the Company re-estimated its future operating results and determined its deferred tax asset valuation allowance required an increase of $5.9 million which was recognized as income tax expense. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets recorded will be realized. The amount of the deferred tax assets not considered realizable, however, could be increased in the near term if estimates of future taxable income are reduced.

NOTE 8 - GEOGRAPHICAL INFORMATION

Geographical information for the six months ended April 30, 1999 and 1998, respectively, are as follows:




                                                     Sales to    Operating   End of Period
                            Total      Interarea   Unaffiliated    Income    Identifiable
                          Net Sales      Sales      Customers      (Loss)       Assets
                       -------------------------------------------------------------------
April 30, 1999
United States             $  85,275     $   --      $  85,275    $     583    $ 201,298
Europe                       24,947       (2,626)      22,321       (2,918)      51,835
Other Foreign                32,173         --         32,173        1,908       47,277
Interarea Eliminations       (2,626)       2,626         --           --           --
                       -------------------------------------------------------------------
                          $ 139,769     $   --      $ 139,769    $    (427)   $ 300,410
                       -------------------------------------------------------------------
                       -------------------------------------------------------------------
April 30, 1998
United States             $  98,245     $   --      $  98,245    $   8,700    $ 194,426
Europe                       38,517       (6,650)      31,867          (71)      60,690
Other Foreign                27,137         --         27,137        1,599       34,729
Interearea Eliminations      (6,650)       6,650         --           --           --
                       -------------------------------------------------------------------
                          $ 157,249     $   --      $ 157,249    $  10,228    $ 289,845
                       -------------------------------------------------------------------
                       -------------------------------------------------------------------

The $10.6 million increase in net identifiable assets from $289.8 million at April 30, 1998 to $300.4 million at April 30, 1999 is primarily the result of the four acquisitions which occurred subsequent to April 30, 1998.


NOTE 9 - SALE OF FACILITY

During the six months ended April 30, 1998, the Company completed the sale of its Dayton, Ohio land and building which it had acquired in connection with the acquisition of an aftermarket operation during the prior year. The operation's former owners reacquired these assets in exchange for a note receivable of $427,000 and settlement of the remaining amount of $300,000 due to the former owners related to the Company's acquisition. The balance of the note was collected in full by the Company during the six months ended April 30, 1998. No significant gain or loss was recognized in connection with this transaction.


NOTE 10 - SUPPLEMENTAL CONDENSED FINANCIAL INFORMATION

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

                              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                                   APRIL 30, 1999
                                                     (UNAUDITED)
                                               (Dollars in Thousands)

                                                           Non         Morris                          Consolidated
                                        Guarantor      Guarantor       Material                       Morris Material       MMH
                                      Subsidiaries    Subsidiaries   Handling, Inc.  Eliminations      Handling, Inc.  Holdings, Inc
                                        --------------------------------------------------------------------------------------------
ASSETS
  Current Assets
  Cash and cash equivalents              $   2,719       $      71       $    --          $    --          $   2,790      $    --
  Accounts receivable - net                 59,288           4,167            --               --             63,455           --
  Intercompany accounts receivable          29,102           1,075           2,984          (33,157)               4           --
  Inventories                               39,383           3,101            --               --             42,484           --
  Other current assets                       8,872             450           6,393             --             15,715           --
                                        --------------------------------------------------------------------------------------------
                                           139,364           8,864           9,377          (33,157)         124,448           --
                                        --------------------------------------------------------------------------------------------
Property, Plant and Equipment               38,228           2,567            --               --             40,795           --
                                        --------------------------------------------------------------------------------------------
Other Assets
  Goodwill                                  40,068           2,002            --               --             42,070           --
  Debt financing costs                        --              --            17,868             --             17,868           --
  Noncurrent intercompany receivable         3,717            --            86,209          (89,926)            --             --
  Investment in affiliates                      29            --            67,980          (68,009)            --          (49,045)
  Deferred income taxes                       --              --            65,979             --             65,979           --
  Other                                      9,212            --                42             --              9,254           --
                                        --------------------------------------------------------------------------------------------
                                            53,026           2,002         238,078         (157,935)         135,171        (49,045)
                                        --------------------------------------------------------------------------------------------
                                         $ 230,618       $  13,433       $ 247,455        $(191,092)       $ 300,414      $ (49,045)
                                        --------------------------------------------------------------------------------------------
                                        --------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term notes payable and current
   portion of long-term obligations       $     209      $      40       $    --         $     --         $       249      $   --
  Revolving credit facility borrowings        8,327           --            10,000             --              18,327          --
  Term loans                                   --             --            53,650             --              53,650          --
  Acquisition facility line borrowings         --             --             7,430             --               7,430          --
  Bank overdrafts                               186          1,931            --               --               2,117          --
  Trade accounts payable                     22,947          1,526            --               --              24,473          --
  Intercompany accounts payable               4,055          4,134          24,968          (33,157)             --               4
  Advance payments and progress billings     10,722           --              --               --              10,722          --
  Accrued interest                              144           --             1,657             --               1,801          --
  Other current liabilities                  24,014          1,115          (1,476)            --              23,653          --
                                        --------------------------------------------------------------------------------------------
                                             70,604          8,746          96,229         (33,157)           142,422             4
Senior Notes                                   --             --           200,000             --             200,000          --
Other Long-Term Obligations                   3,222            604             271             --               4,097          --
Noncurrent Intercompany Payable              86,209          3,717            --            (89,926)             --            --
Deferred Income Taxes                         2,603           --              --               --               2,603          --

Minority Interest                              --             --              --                337               337          --
Mandatorily Redeemable Preferred Stock         --             --              --               --                --         101,640
Stockholders' Equity                         67,980            366         (49,045)         (68,346)          (49,045)     (150,689)
                                        --------------------------------------------------------------------------------------------
                                        $   230,618      $  13,433       $ 247,455        $(191,092)        $ 300,414     $ (49,045)
                                        --------------------------------------------------------------------------------------------
                                        --------------------------------------------------------------------------------------------


                                                             Consolidated
                                                                  MMH
                                            Eliminations     Holdings, Inc.
                                       ------------------------------------
ASSETS
  Current Assets
  Cash and cash equivalents                     $    --          $   2,790
  Accounts receivable - net                          --             63,455
  Intercompany accounts receivable                     (4)            --
  Inventories                                        --             42,484
  Other current assets                               --             15,715
                                        -----------------------------------
                                                       (4)         124,444
                                        -----------------------------------
Property, Plant and Equipment                        --             40,795
                                        -----------------------------------
Other Assets
  Goodwill                                           --             42,070
  Debt financing costs                               --             17,868
  Noncurrent intercompany receivable                 --               --
  Investment in affiliates                         49,045             --
  Deferred income taxes                              --             65,979
  Other                                              --              9,254
                                        -----------------------------------
                                                   49,045          135,171
                                        -----------------------------------
                                                $  49,041        $ 300,410
                                        -----------------------------------
                                        -----------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term notes payable and current
   portion of long-term obligations           $     --         $      249
  Revolving credit facility borrowings              --             18,327
  Term loans                                        --             53,650
  Acquisition facility line borrowings              --              7,430
  Bank overdrafts                                   --              2,117
  Trade accounts payable                            --             24,473
  Intercompany accounts payable                       (4)            --
  Advance payments and progress billings            --             10,722
  Accrued interest                                  --              1,801
  Other current liabilities                         --             23,653
                                        -----------------------------------
                                                      (4)         142,422
Senior Notes                                        --            200,000
Other Long-Term Obligations                         --              4,097
Noncurrent Intercompany Payable                     --               --
Deferred Income Taxes                               --              2,603

Minority Interest                                   --                337
Mandatorily Redeemable Preferred Stock              --            101,640
Stockholders' Equity                              49,045         (150,689)
                                        -----------------------------------
                                        $      $  49,041        $ 300,410
                                        -----------------------------------
                                        -----------------------------------


                              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                                  OCTOBER 31, 1998

                                             (Dollars in Thousands)



                                                           Non         Morris                          Consolidated
                                        Guarantor      Guarantor       Material                       Morris Material      MMH
                                      Subsidiaries    Subsidiaries   Handling, Inc.  Eliminations      Handling, Inc. Holdings, Inc.
                                        --------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                $  2,214     $       320       $   --         $    --            $   2,534
  Accounts receivable - net                  76,000           5,947           --              --               81,947
  Intercompany accounts receivable           20,687             --            6,915         (27,602)             --
  Inventories                                39,749           2,812           --              --               42,561
  Other current assets                        5,218             384           5,865           --               11,467
                                        --------------------------------------------------------------------------------------------
                                            143,868           9,463          12,780         (27,602)          138,509        --
                                        --------------------------------------------------------------------------------------------
Property, Plant and Equipment                38,295           2,775             --            --               41,070
                                        --------------------------------------------------------------------------------------------
Other Assets
  Goodwill                                   37,767           2,076             --            --               39,843
  Debt financing costs                         --               --           18,905           --               18,905
  Noncurrent intercompany receivable          3,853             --           83,416         (87,269)              --
  Investment in affiliates                      331             --           66,732         (67,063)              --       (31,842)
  Deferred income taxes                        --               --           65,979           --               65,979
  Other                                       6,691             --              --            --                6,691
                                        --------------------------------------------------------------------------------------------
                                             48,642           2,076         235,032        (154,332)          131,418       (31,842)
                                        --------------------------------------------------------------------------------------------
                                          $ 230,805        $ 14,314       $ 247,812      $ (181,934)        $ 310,997     $ (31,842)
                                        --------------------------------------------------------------------------------------------
                                        --------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term notes payable and current
   portion of long-term obligations       $     122       $      40      $    2,100                       $     2,262
  Bank overdrafts                               --            1,252            --                               1,252
  Trade accounts payable                     30,539           2,354            --                              32,893
  Intercompany accounts payable               6,915           4,130          16,557         (27,602)              --
  Advance payments and progress billings      9,394               5            --                               9,399
  Accrued interest                               --             --            2,201                             2,201
  Other current liabilities                  29,763           1,329          (1,146)                           29,946
                                        --------------------------------------------------------------------------------------------
                                             76,733           9,110          19,712         (27,602)           77,953           --
                                        --------------------------------------------------------------------------------------------
Term loans                                      --              --           52,225             --             52,225
Acquisition Facility Line Borrowings            --              --            6,194             --              6,194
Senior Notes                                    --              --          200,000             --            200,000
Other Long-Term Obligations                   1,226             656           1,523             --              3,405
Noncurrent Intercompany Payable              83,416           3,853            --           (87,269)            --
Deferred Income Taxes                         2,698            --              --              --               2,698

Minority Interest                              --              --              --               364               364
Mandatorily Redeemable Preferred Stock         --              --              --              --               --           95,351
Stockholders' Equity                         66,732             695         (31,842)        (67,427)          (31,842)     (127,193)
                                        --------------------------------------------------------------------------------------------
                                          $ 230,805       $  14,314       $ 247,812       $(181,934)       $  310,997     $ (31,842)
                                        --------------------------------------------------------------------------------------------
                                        --------------------------------------------------------------------------------------------



                                                           Consolidated
                                                                MMH
                                          Eliminations     Holdings, Inc.
                                        ---------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                                     $  2,534
  Accounts receivable - net                                       81,947
  Intercompany accounts receivable                                   --
  Inventories                                                     42,561
  Other current assets                                            11,467
                                        ---------------------------------
                                                  --             138,509
                                        ---------------------------------
Property, Plant and Equipment                                     41,070
                                        ---------------------------------
Other Assets
  Goodwill                                                        39,843
  Debt financing costs                                            18,905
  Noncurrent intercompany receivable                                 --
  Investment in affiliates                       31,842              --
  Deferred income taxes                                           65,979
  Other                                                            6,691
                                        ---------------------------------
                                                 31,842          131,418
                                        ---------------------------------
                                               $ 31,842        $ 310,997
                                        ---------------------------------
                                        ---------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term notes payable and current
   portion of long-term obligations                            $   2,262
  Bank overdrafts                                                  1,252
  Trade accounts payable                                          32,893
  Intercompany accounts payable                                       --
  Advance payments and progress billings                           9,399
  Accrued interest                                                 2,201
  Other current liabilities                                       29,946
                                        ---------------------------------
                                                   --             77,953
                                        ---------------------------------
Term loans                                                        52,225
Acquisition Facility Line Borrowings                               6,194
Senior Notes                                                     200,000
Other Long-Term Obligations                                        3,405
Noncurrent Intercompany Payable                                      --
Deferred Income Taxes                                              2,698

Minority Interest                                                    364
Mandatorily Redeemable Preferred Stock                            95,351
Stockholders' Equity                             31,842        (127,193)
                                        ---------------------------------
                                              $  31,842       $ 310,997
                                        ---------------------------------
                                        ---------------------------------

                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                               (UNAUDITED)
                                         (Dollars in Thousands)


                                                                          FOR THE SIX MONTHS ENDED APRIL 30, 1999
                                                   ---------------------------------------------------------------------------------
                                                                        Non            Morris                          Consolidated
                                                    Guarantor         Guarantor       Material                       Morris Material
                                                   Subsidiaries     Subsidiaries   Handling, Inc.  Eliminations      Handling, Inc.
                                                   ---------------------------------------------------------------------------------

Revenues
  Net Sales                                          $ 131,714        $   8,407           $ --          $    (352)       $ 139,769
  Other Income - net                                       147             --               --               --                147
                                                   ---------------------------------------------------------------------------------
                                                       131,861            8,407             --               (352)         139,916
  Cost of Sales                                         99,002            6,406             --               (352)         105,056
  Selling, General and
   Administrative Expenses                              32,786            1,826              675             --             35,287
                                                   ---------------------------------------------------------------------------------
Operating Income (Loss)                                     73              175             (675)            --               (427)
Interest (Expense) Income - net
  Affiliates                                            (3,174)            (192)           3,366             --               --
  Third Party                                             (305)            (240)         (13,886)            --            (14,431)
                                                   ---------------------------------------------------------------------------------
Loss Before Income Taxes, Equity in Earnings
  (Loss) of Subsidiaries and Minority Interest          (3,406)            (257)         (11,195)            --            (14,858)
Provision for Income Taxes                              (1,065)            --               --               --             (1,065)
Equity in Earnings (Loss) of Subsidiaries                 (230)            --             (4,701)           4,931             --
Minority Interest                                         --               --               --                 27               27
                                                   ---------------------------------------------------------------------------------
Net Income (Loss)                                    $  (4,701)       $    (257)       $ (15,896)       $   4,958        $ (15,896)
                                                   ---------------------------------------------------------------------------------
                                                   ---------------------------------------------------------------------------------



                                                       FOR THE SIX MONTHS ENDED APRIL 30, 1999
                                                  -------------------------------------------------
                                                                                    Consolidated
                                                         MMH                            MMH
                                                   Holdings, Inc.    Eliminations    Holdings, Inc.
                                                  -------------------------------------------------
Revenues
  Net Sales                                                $ --             $ --         $ 139,769
  Other Income - net                                         --               --               147
                                                  -------------------------------------------------
                                                             --               --           139,916
  Cost of Sales                                              --               --           105,056

  Selling, General and
   Administrative Expenses                                   --               --            35,287
                                                  -------------------------------------------------
Operating Income (Loss)                                      --               --              (427)
Interest (Expense) Income - net
  Affiliates                                                 --               --              --
  Third Party                                                --               --           (14,431)
                                                  -------------------------------------------------
Loss Before Income Taxes, Equity in Earnings
  (Loss) of Subsidiaries and Minority Interest               --               --           (14,858)
Provision for Income Taxes                                   --               --            (1,065)
Equity in Earnings (Loss) of Subsidiaries                 (15,896)          15,896            --
Minority Interest                                            --               --                27
                                                  -------------------------------------------------
Net Income (Loss)                                       $ (15,896)       $  15,896       $ (15,896)
                                                  -------------------------------------------------
                                                  -------------------------------------------------


                                                                                FOR THE THREE MONTHS ENDED APRIL 30, 1999
                                                   ---------------------------------------------------------------------------------
                                                                        Non         Morris                          Consolidated
                                                    Guarantor         Guarantor    Material                       Morris Material
                                                  Subsidiaries      Subsidiaries   Handling, Inc.  Eliminations      Handling, Inc.
                                                   ---------------------------------------------------------------------------------

Revenues
  Net Sales                                          $ 67,575        $  4,310         $  --        $    (36)              $ 71,849
  Other Income - net                                       70             (25)           --              --                     45
                                                   ---------------------------------------------------------------------------------
                                                       67,645           4,285            --             (36)                71,894
Cost of Sales                                          51,170           3,308            --             (36)                54,442
Selling, General and
  Administrative Expenses                              17,963             939             452            --                 19,354
                                                   ---------------------------------------------------------------------------------
Operating Income (Loss)                                (1,488)             38            (452)           --                 (1,902)
Interest (Expense) Income - net
  Affiliates                                           (1,564)            (97)          1,661            --                   --
  Third Party                                            (174)           (102)         (7,247)           --                 (7,523)
                                                   ---------------------------------------------------------------------------------
Loss Before Income Taxes, Equity in Earnings
  (Loss) of Subsidiaries and Minority Interest         (3,226)           (161)         (6,038)           --                 (9,425)
Provision for Income Taxes                             (1,271)           --            (2,247)           --                 (3,518)
Equity in Earnings (Loss) of Subsidiaries                (140)           --            (4,637)          4,777                 --
Minority Interest                                        --              --              --                21                   21
                                                   ---------------------------------------------------------------------------------
Net Income (Loss)                                    $ (4,637)       $   (161)       $(12,922)       $  4,798             $(12,922)
                                                   ---------------------------------------------------------------------------------
                                                   ---------------------------------------------------------------------------------

                                                     FOR THE THREE MONTHS ENDED APRIL 30, 1999
                                                   -----------------------------------------------
                                                                                     Consolidated
                                                         MMH                             MMH
                                                   Holdings, Inc.    Eliminations     Holdings, Inc.
                                                   -----------------------------------------------

Revenues
  Net Sales                                               $  --           $  --         $ 71,849
  Other Income - net                                         --              --               45
                                                   -----------------------------------------------
                                                             --              --           71,894
Cost of Sales                                                --              --           54,442
Selling, General and
  Administrative Expenses                                    --              --           19,354
                                                   -----------------------------------------------
Operating Income (Loss)                                      --              --           (1,902)
Interest (Expense) Income - net
  Affiliates                                                 --              --             --
  Third Party                                                --              --           (7,523)
                                                   -----------------------------------------------
Loss Before Income Taxes, Equity in Earnings
  (Loss) of Subsidiaries and Minority Interest               --              --           (9,425)
Provision for Income Taxes                                   --              --           (3,518)
Equity in Earnings (Loss) of Subsidiaries                 (12,922)         12,922           --
Minority Interest                                            --              --               21
                                                   -----------------------------------------------
Net Income (Loss)                                        $(12,922)       $ 12,922       $(12,922)
                                                   -----------------------------------------------
                                                   -----------------------------------------------
                                      19

                        SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF OPERATIONS
                                           (UNAUDITED)
                                    (Dollars in Thousands)


                                                                         FOR THE SIX MONTHS ENDED APRIL 30, 1998
                                                           ----------------------------------------------------------------
                                                               Non                           Morris
                                                             Guarantor      Guarantor       Material
                                                           Subsidiaries    Subsidiaries   Handling, Inc.      Eliminations
                                                           ----------------------------------------------------------------
Revenues
  Net Sales                                                   $ 149,211        $  11,314           $ --          $  (3,276)
  Other Income -- net                                               726             --               --
                                                           ----------------------------------------------------------------
                                                                149,937           11,314             --             (3,276)
Cost of Sales                                                   109,576            8,872             --             (3,276)
Selling, General and
  Administrative Expenses                                        27,107            2,324               83             --
HII Management Fee                                                1,155             --               --               --
Non--Recurring Employee Benefit Costs                               690             --              1,216             --
                                                           ----------------------------------------------------------------
Operating Income (Loss)                                          11,409              118           (1,299)            --
Interest (Expense) Income -- net
  Affiliates                                                     (2,075)             (87)             714             --
  Third Party                                                      (198)            (282)          (2,223)            --
                                                           ----------------------------------------------------------------
Income (Loss) Before Income Taxes, Equity in
  Earnings (Loss) of Subsidiaries and Minority Interest           9,136             (251)          (2,808)            --
Provision for Income Taxes                                       (2,446)            --               --               --
Equity in Earnings (Loss) of Subsidiaries                          (213)            --              6,477           (6,264)
Minority Interest                                                  --               --               --                 38
                                                           ----------------------------------------------------------------
Net Income (Loss)                                             $   6,477        $    (251)       $   3,669        $  (6,226)
                                                           ----------------------------------------------------------------
                                                           ----------------------------------------------------------------

                                                                         FOR THE SIX MONTHS ENDED APRIL 30, 1998
                                                          ------------------------------------------------------------------
                                                              Combined                                          Combined
                                                          Morris Material       MMH                                MMH
                                                           Handling, Inc.  Holdings, Inc.    Eliminations     Holdings, Inc.
                                                          ------------------------------------------------------------------
Revenues
  Net Sales                                                      $ 157,249           $ --           $  --          $ 157,249
  Other Income -- net                                                  726             --              --                726
                                                          ------------------------------------------------------------------
                                                                   157,975             --              --            157,975
Cost of Sales                                                      115,172             --              --            115,172
Selling, General and
  Administrative Expenses                                           29,514             --              --             29,514
HII Management Fee                                                   1,155             --              --              1,155
Non--Recurring Employee Benefit Costs                                1,906             --              --              1,906
                                                          ------------------------------------------------------------------
Operating Income (Loss)                                             10,228             --              --             10,228
Interest (Expense) Income -- net
  Affiliates                                                        (1,448)            --              --             (1,448)
  Third Party                                                       (2,703)            --              --             (2,703)
                                                          ------------------------------------------------------------------
Income (Loss) Before Income Taxes, Equity in
  Earnings (Loss) of Subsidiaries and Minority Interest              6,077             --              --              6,077
Provision for Income Taxes                                          (2,446)            --              --             (2,446)
Equity in Earnings (Loss) of Subsidiaries                             --              3,669          (3,669)            --
Minority Interest                                                       38             --              --                 38
                                                          ------------------------------------------------------------------
Net Income (Loss)                                                $   3,669        $   3,669       $  (3,669)       $   3,669
                                                          ------------------------------------------------------------------
                                                          ------------------------------------------------------------------


                                                                                  FOR THE THREE MONTHS ENDED APRIL 30, 1998
                                                           ----------------------------------------------------------------
                                                                               Non           Morris
                                                             Guarantor      Guarantor       Material
                                                           Subsidiaries    Subsidiaries   Handling, Inc.  Eliminations
                                                           ----------------------------------------------------------------
Revenues
  Net Sales                                                   $ 76,075        $  6,104          $ --         $ (1,413)
  Other Income -- net                                              442            --              --              --
                                                           ----------------------------------------------------------------
                                                                76,517           6,104            --            (1,413)
  Cost of Sales                                                 55,014           4,918            --            (1,413)
Selling, General and
  Administrative Expenses                                       13,950           1,121              83            --
HII Management Fee                                                 478            --              --              --
Non--Recurring Employee Benefit Costs                              570            --             1,216            --
                                                           ----------------------------------------------------------------
Operating Income (Loss)                                          6,505              65          (1,299)           --
Interest (Expense) Income -- net
  Affiliates                                                    (1,433)            (42)            714            --
  Third Party                                                     (186)           (136)         (2,223)           --
                                                           ----------------------------------------------------------------
Income (Loss) Before Income Taxes, Equity in
  Earnings (Loss) of Subsidiaries and Minority Interest          4,886            (113)         (2,808)           --
Benefit (Provision) for Income Taxes                              (470)             11            --              --
Equity in Earnings (Loss) of Subsidiaries                          (78)           --             4,338          (4,260)
Minority Interest                                                 --              --              --                24
                                                           ----------------------------------------------------------------
Net Income (Loss)                                             $  4,338        $   (102)       $  1,530        $ (4,236)
                                                           ----------------------------------------------------------------
                                                           ----------------------------------------------------------------


                                                                 FOR THE THREE MONTHS ENDED APRIL 30, 1998
                                                          -------------------------------------------------------------------
                                                               Combined                                          Combined
                                                          Morris Material        MMH                                MMH
                                                           Handling, Inc.   Holdings, Inc.    Eliminations     Holdings, Inc.
                                                          -------------------------------------------------------------------
Revenues
  Net Sales                                                   $ 80,776          $ --              $  --          $ 80,766
  Other Income -- net                                              442            --                 --               442
                                                          -------------------------------------------------------------------
                                                                81,208            --                 --            81,208
Cost of Sales                                                   58,519            --                 --            58,519
Selling, General and
  Administrative Expenses                                       15,154            --                 --            15,154
HII Management Fee                                                 478            --                 --               478
Non--Recurring Employee Benefit Costs                            1,786            --                 --             1,786
                                                          -------------------------------------------------------------------
Operating Income (Loss)                                          5,271            --                 --             5,271
Interest (Expense) Income -- net
  Affiliates                                                      (761)           --                 --              (761)
  Third Party                                                   (2,545)           --                 --            (2,545)
                                                          -------------------------------------------------------------------
Income (Loss) Before Income Taxes, Equity in
  Earnings (Loss) of Subsidiaries and Minority Interest          1,965            --                 --             1,965
Benefit (Provision) for Income Taxes                              (459)           --                 --              (459)
Equity in Earnings (Loss) of Subsidiaries                         --             1,530             (1,530)           --
Minority Interest                                                   24            --                 --                24
                                                          -------------------------------------------------------------------
Net Income (Loss)                                             $  1,530        $  1,530           $ (1,530)       $  1,530
                                                          -------------------------------------------------------------------
                                                          -------------------------------------------------------------------


                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                               FOR THE SIX MONTHS ENDED APRIL 30, 1999
                                            (UNAUDITED)
                                      (Dollars in Thousands)

                                                                                Non           Morris
                                                             Guarantor       Guarantor        Material
                                                           Subsidiaries     Subsidiaries   Handling, Inc.   Eliminations
                                                           ---------------------------------------------------------------
Operating Activities
  Net income (loss)                                            $ (4,701)       $   (257)       $(15,896)       $  4,958
  Add (deduct) -- items not affecting cash used
   for operating activities:
    Depreciation and amortization                                 3,707             146            --              --
    Amortization of debt financing costs                           --              --             1,048            --
    Equity in (earnings) loss of subsidiaries                       230            --             4,701          (4,931)
    Deferred income taxes -- net                                   --              --                31            --
    Other                                                          --              --              --               (27)
  Changes in working capital, excluding the
   effects of acquisition opening balance sheets:
    Accounts receivable                                          17,901           1,384            --              --
    Inventories                                                   1,846            (584)           --              --
    Other current assets                                         (6,201)         (1,269)          3,407            --
    Trade accounts payable and bank overdrafts                   (8,197)             72            --              --
    Accrued interest                                                144            --              (544)           --
    Other current liabilities                                   (12,581)            128           8,080            --
                                                           ---------------------------------------------------------------
  Net cash provided by (used for) operating activities           (7,852)           (380)            827            --
                                                           ---------------------------------------------------------------
Investment and Other Transactions
  Fixed asset additions - net                                    (4,585)           (159)           --              --
  Acquisition of businesses- net of cash acquired                (5,070)           --              --              --
  Repayment of loans by senior management                          --              --                70            --
  Other - net                                                      (421)            176            --              --
                                                           ---------------------------------------------------------------
  Net cash provided by (used for) investment
    and other transactions                                      (10,076)             17              70            --
                                                           ---------------------------------------------------------------
Financing Activities
  Changes in short--term debt, notes payable
    and Revolving Credit Facility borrowings                      8,147             120           8,784            --
  Proceeds from Acquisition Facility Line borrowings               --              --             1,235            --
  Distribution from parent                                       10,241            --           (10,241)           --
  Repayments of long--term obligations                             --              --              (675)           --
                                                           ---------------------------------------------------------------
  Net cash provided by (used for) financing activities           18,388             120            (897)           --
                                                           ---------------------------------------------------------------
                                                           ---------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                                   45              (6)           --              --
                                                           ---------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                    505            (249)           --              --
Cash and Cash Equivalents
  Beginning of Period                                             2,214             320            --              --
                                                           ---------------------------------------------------------------
  End of Period                                                $  2,719        $     71             $--             $--
                                                           ---------------------------------------------------------------
                                                           ---------------------------------------------------------------

                                                           Consolidated                                     Consolidated
                                                          Morris Material      MMH                              MMH
                                                           Handling, Inc.   Holdings, Inc. Eliminations    Holdings, Inc.
                                                         ----------------------------------------------------------------
Operating Activities
  Net income (loss)                                         $(15,896)       $(15,896)       $ 15,896        $(15,896)
  Add (deduct) -- items not affecting cash used
   for operating activities:
    Depreciation and amortization                              3,853            --              --             3,853
    Amortization of debt financing costs                       1,048            --              --             1,048
    Equity in (earnings) loss of subsidiaries                   --            15,896         (15,896)           --
    Deferred income taxes -- net                                  31            --              --                31
    Other                                                        (27)           --              --               (27)
  Changes in working capital, excluding the
   effects of acquisition opening balance sheets:
    Accounts receivable                                       19,285            --              --            19,285
    Inventories                                                1,262            --              --             1,262
    Other current assets                                      (4,063)           --              --            (4,063)
    Trade accounts payable and bank overdrafts                (8,125)           --              --            (8,125)
    Accrued interest                                            (400)           --              --              (400)
    Other current liabilities                                 (4,373)           --              --            (4,373)
                                                         --------------------------------------------------------------
  Net cash provided by (used for) operating activities        (7,405)           --              --            (7,405)
                                                         --------------------------------------------------------------
Investment and Other Transactions
  Fixed asset additions - net                                 (4,744)           --              --            (4,744)
  Acquisition of businesses- net of cash acquired             (5,070)           --              --            (5,070)
  Repayment of loans by senior management                         70            --              --                70
  Other - net                                                   (245)           --              --              (245)
                                                         --------------------------------------------------------------
  Net cash provided by (used for) investment
    and other transactions                                    (9,989)           --              --            (9,989)
                                                         --------------------------------------------------------------
Financing Activities
  Changes in short--term debt, notes payable
    and Revolving Credit Facility borrowings                  17,051            --              --            17,051
  Proceeds from Acquisition Facility Line borrowings           1,235            --              --             1,235
  Distribution from parent                                      --              --              --              --
  Repayments of long--term obligations                          (675)           --              --              (675)
                                                         --------------------------------------------------------------
  Net cash provided by (used for) financing activities        17,611            --              --            17,611
                                                         --------------------------------------------------------------
                                                         --------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                                39            --              --                39
                                                         --------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                 256            --              --               256
Cash and Cash Equivalents
  Beginning of Period                                          2,534            --              --             2,534
                                                         --------------------------------------------------------------
  End of Period                                             $  2,790             $--             $--        $  2,790
                                                         --------------------------------------------------------------
                                                         --------------------------------------------------------------

                        SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF CASH FLOWS
                                  FOR THE SIX MONTHS ENDED APRIL 30, 1998
                                              (UNAUDITED)
                                       (Dollars in Thousands)


                                                                                Non            Morris
                                                              Guarantor       Guarantor       Material
                                                             Subsidiaries    Subsidiaries   Handling, Inc       Eliminations
                                                             ----------------------------------------------------------------
Operating Activities
  Net income (loss)                                          $   6,477        $    (251)       $   3,669        $  (6,226)
  Add (deduct) -- items not affecting cash provided
   by operating activities:
    Depreciation and amortization                                3,101              226               81             --
    Equity in (earnings) loss of subsidiaries                      213             --             (6,477)           6,264
    Deferred income taxes -- net                                    57             --               --               --
    Divestiture bonus                                             --               --              1,216             --
    Other                                                         --               --               --                (38)
  Changes in working capital, excluding the
   effects of acquisition opening balance sheets:
    Accounts receivable                                          2,121            1,525             --               --
    Inventories                                                 (3,507)           1,539             --               --
    Other current assets                                           (14)          (1,182)            (707)            --
    Trade accounts payable and bank overdrafts                  (8,012)          (3,567)            --               --
    Other current liabilities                                   (3,669)           1,752            2,142             --
    Activity with parent and other affiliates -- net             1,479              448             (714)            --
                                                             ----------------------------------------------------------------
  Net cash provided by (used for) operating activities          (1,754)             490             (790)            --
                                                             ----------------------------------------------------------------
Investment and Other Transactions
  Fixed asset additions -- net                                  (2,238)            (208)            --               --
  Acquisition of businesses -- net of cash acquired               (319)            --               --               --
  Issuance of loans to senior management                          --               --               (900)            --
  Other -- net                                                      72             --               --               --
                                                             ----------------------------------------------------------------
  Net cash used for investment and other transactions           (2,485)            (208)            (900)            --
                                                             ----------------------------------------------------------------
Financing Activities
  Changes in short--term debt and notes payable                  3,065             --               --               --
  Proceeds from Senior Note Offering                              --               --            200,000             --
  Proceeds from New Credit Facility                               --               --             55,000             --
  Redemption of shares held by Holdings                           --               --           (232,845)            --
  Redemption of common stock and preferred stock                  --               --               --               --
  Net proceeds from issuance of Series A preferred
   stock and related common shares                                --               --               --               --
  Stock redemption transaction costs                              --               --               --               --
  Debt financing costs                                            --               --            (18,179)            --
  Capital contributions                                          2,286             --             (2,286)            --
  Proceeds from issuance of debt                                   (23)              23             --               --
                                                             ----------------------------------------------------------------
  Net cash provided by financing activities                      5,328               23            1,690             --
                                                             ----------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                                 (78)             (23)            --               --
                                                             ----------------------------------------------------------------
Increase in Cash and Cash Equivalents                            1,011              282             --               --
Cash and Cash Equivalents
  Beginning of Period                                            1,393              139             --               --
                                                             ----------------------------------------------------------------
  End of Period                                              $   2,404        $     421              $--              $--
                                                             ----------------------------------------------------------------
                                                             ----------------------------------------------------------------






                                                                Combined                                          Combined
                                                            Morris Material       MMH                              MMH
                                                             Handling, Inc.  Holdings, Inc.    Eliminations   Holdings, Inc.
                                                           -----------------------------------------------------------------
Operating Activities
  Net income (loss)                                           $   3,669        $   3,669        $  (3,669)       $   3,669
  Add (deduct) -- items not affecting cash provided
   by operating activities:
    Depreciation and amortization                                 3,408             --               --              3,408
    Equity in (earnings) loss of subsidiaries                      --             (3,669)           3,669             --
    Deferred income taxes -- net                                     57             --               --                 57
    Divestiture bonus                                             1,216             --               --              1,216
    Other                                                           (38)            --               --                (38)
  Changes in working capital, excluding the
   effects of acquisition opening balance sheets:
    Accounts receivable                                           3,646             --               --              3,646
    Inventories                                                  (1,968)            --               --             (1,968)
    Other current assets                                         (1,903)            --               --             (1,903)
    Trade accounts payable and bank overdrafts                  (11,579)            --               --            (11,579)
    Other current liabilities                                       225             --               --                225
    Activity with parent and other affiliates -- net              1,213             --               --              1,213
                                                           -----------------------------------------------------------------
  Net cash provided by (used for) operating activities           (2,054)            --               --             (2,054)
                                                           -----------------------------------------------------------------
Investment and Other Transactions
  Fixed asset additions -- net                                   (2,446)            --               --             (2,446)
  Acquisition of businesses -- net of cash acquired                (319)            --               --               (319)
  Issuance of loans to senior management                           (900)            --               --               (900)
  Other -- net                                                       72             --               --                 72
                                                           -----------------------------------------------------------------
  Net cash used for investment and other transactions            (3,593)            --               --             (3,593)
                                                           -----------------------------------------------------------------
Financing Activities
  Changes in short--term debt and notes payable                   3,065             --               --              3,065
  Proceeds from Senior Note Offering                            200,000             --               --            200,000
  Proceeds from New Credit Facility                              55,000             --               --             55,000
  Redemption of shares held by Holdings                        (232,845)         232,845             --               --
  Redemption of common stock and preferred stock                   --           (287,000)            --           (287,000)
  Net proceeds from issuance of Series A preferred
   stock and related common shares                                 --             57,094             --             57,094
  Stock redemption transaction costs                               --             (2,939)            --             (2,939)
  Debt financing costs                                          (18,179)            --               --            (18,179)
  Capital contributions                                            --               --               --               --
  Proceeds from issuance of debt                                   --               --               --               --
                                                           -----------------------------------------------------------------
  Net cash provided by financing activities                       7,041             --               --              7,041
                                                           -----------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                                 (101)            --               --               (101)
                                                           -----------------------------------------------------------------
Increase in Cash and Cash Equivalents                             1,293             --               --              1,293
Cash and Cash Equivalents
  Beginning of Period                                             1,532             --               --              1,532
                                                           -----------------------------------------------------------------
  End of Period                                               $   2,825              $--              $--        $   2,825
                                                           -----------------------------------------------------------------
                                                           -----------------------------------------------------------------

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED PREVIOUSLY IN THIS DOCUMENT. THE COMPANY'S FISCAL YEAR ENDS OCTOBER 31. CONSEQUENTLY, ANY REFERENCE TO ANY PARTICULAR FISCAL YEAR MEANS THE FISCAL YEAR ENDED OCTOBER 31 OF SUCH YEAR.

GENERAL

The Company is a leading international provider of "through-the-air" material handling products and services used in most manufacturing industries. The Company's original equipment operations design and manufacture a comprehensive line of industrial cranes, hoists and component products. Through its aftermarket operations, the Company provides a variety of related products and services, including replacement parts, repair and maintenance services and product modernizations. In recent years, the Company has shifted its orientation from an original equipment-focused United States manufacturer to a full service international provider with a significant emphasis on the high margin aftermarket business. The Company's revenues are derived principally from the sale of industrial overhead cranes, component products and aftermarket products and services.

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

At the Recapitalization Closing, MMH entered into a number of agreements pursuant to which HII and its affiliates will continue to provide to MMH and to its subsidiaries located in the United States, on an interim basis and under substantially the same terms and conditions as before the closing, certain products and services. In addition, HII and MMH entered into a credit indemnification agreement (the "Credit Indemnification Agreement") pursuant to which HII will maintain in place the credit support obligations in existence at the Recapitalization Closing but have no further duty to extend, renew or enter into any new credit support obligations (except as to the MHE Business obligations existing at the Recapitalization Closing). Under the Credit Indemnification Agreement, MMH is required to pay HII, in advance, an annual fee equal to 1% of the amounts outstanding under each letter of credit and bond provided by HII and its affiliates (approximately $27.5 million as of April 30, 1999). MMH estimates that the amount to be paid for calendar year 1999 is $223,000. MMH paid a pro-rated fee of $290,000 for calendar year 1998. HII is required to refund the Company on a quarterly basis a pro-rata portion of the annual fee for any reductions in the outstanding amount of credit that occurred during such quarter. In addition, the Company will reimburse HII for certain future fees and expenses. The Company also entered into a surety arrangement (the "Surety Arrangement") to provide credit support for its post-Recapitalization Closing operations.

In connection with the Recapitalization, the Company also entered into a trademark license agreement with an affiliate of HarnCo, pursuant to which the Company has the right to use the P&H trademark with respect to all MHE Business products on a worldwide exclusive basis from the date of the Recapitalization Closing until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, the Company or their parents or successors (and for an additional seven years thereafter for aftermarket products and services). The royalty fee for use of the trademark is 0.75% of the aggregate net sales of the MHE Business for the ten year period which commenced March 30, 1999. The Company recognized $201,000 of royalty fees in April 1999.

As discussed below, however, the Company could be materially adversely affected by the fact that HII and certain of its United States affiliates have recently filed for bankruptcy protection. See "--Recent Developments."

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

ACQUISITIONS

During the six months ended April 30, 1999, the Company completed one acquisition with an aggregate purchase price of $3.2 million, net of cash acquired. During 1998, the Company completed several acquisitions for an aggregate purchase price of $8.9 million, net of cash acquired. These acquisitions were related to the Company's aftermarket business and were accounted for as purchase transactions with the purchase prices allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill of the transactions, $1.9 million for the 1999 transaction and $8.3 million for the 1998 transactions, is being amortized over 30 to 40 years. The 1999 acquisition and one 1998 acquisition were partially financed by the sellers, resulting in deferred purchase price which will be paid in 2004 and 2005 (in the case of the 1999 acquisition) and in installments through 2006 (in the case of one 1998 acquisition).

During the six months ended April 30, 1999, the Company made final consideration payments of $1.5 million related to two 1998 acquisitions. With respect to a 1995 acquisition, the Company was required to make a contingent consideration payment of $1.4 million in the six months ended April 30, 1999. Additionally, a payment of $0.1 million was made toward the 1998 acquisition that was partially financed by the seller. On a pro forma basis, the 1999 and 1998 acquisitions were not material to results of operations reported for the six months ended April 30, 1999 and accordingly, such information is not presented.

RECENT DEVELOPMENTS

On June 7, 1999 (the "Petition Date"), HII and certain of its United States affiliates (including HarnCo) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "HII Bankruptcy"). Certain provisions of the Bankruptcy Code allow a debtor to avoid, delay and/or reduce its contractual and other obligations to third parties. There can be no assurance that HII and its affiliates will not attempt to utilize such provisions to cease performance under their agreements with the Company. The inability of the Company to receive the benefits of one or more of these agreements or the termination of ongoing arrangements between the Company and affiliates of HII could materially adversely affect the Company's operations and financial performance. In the event that any of the liabilities retained by HII and its affiliates remain unsatisfied as of the Petition Date, the Company's right to indemnification for any such amounts it has paid on behalf of HII and its affiliates may also be avoided, delayed or reduced.

Each of HII and certain of its affiliates on the one hand, and the Company and certain of its affiliates, on the other hand, have receivables and payables to the other which may be affected by the HII Bankruptcy. The Company estimates that a net amount of approximately $0.7 million of receivables due it and its affiliates may be so affected.


RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated.


                                SUPPLEMENTAL FINANCIAL DATA
                                   (DOLLARS IN MILLIONS)


                       Three months ended    Three months ended Six months ended    Six months ended
                        April 30, 1999         April 30, 1998    April 30, 1999      April 30, 1998
                       -------------------   ------------------ ----------------    ----------------
                                Percent of           Percent of       Percent of          Percent of
                            $    net sales   $        net sales $      net sales    $      net sales
                            ---- ---------   ----     --------- -----  ---------    -----  ---------
Net sales                   71.9   100.0%    80.8     100.0%    139.8     100.0%    157.2     100.0%

Other income - net          --       0.0%     0.4       0.5%      0.1       0.1%      0.7       0.5%

Cost of sales               54.4    75.7%    58.5      72.4%    105.1      75.2%    115.2      73.2%

Selling, general and
 administrative expenses    19.4    27.0%    15.2      18.8%     35.3      25.3%     29.5      18.8%

Other costs                 --       0.0%     2.2       2.7%     --         0.0%      3.1       1.9%

Operating income            (1.9)   -2.6%     5.3       6.6%     (0.4)     -0.3%     10.2       6.5%

Interest expense            (7.5)  -10.4%    (3.3)     -4.1%    (14.4)    -10.3%     (4.2)     -2.6%

Tax Provision               (3.5)   -4.9%    (0.5)     -0.6%     (1.1)     -0.8%     (2.4)     -1.6%

Net income (loss)          (12.9)  -17.9%     1.5       1.9%    (15.9)    -11.4%      3.7       2.3%



SIX MONTHS ENDED APRIL 30, 1999 AS COMPARED TO SIX MONTHS ENDED APRIL 30, 1998

Net sales for the six months ended April 30, 1999 ("First Half 1999") decreased $17.4 million or 11.1% to $139.8 million from $157.2 million for the six months ended April 30, 1998 ("First Half 1998"). The decrease in net sales was primarily caused by the following: (i) a decrease of $8.4 million in engineered crane sales worldwide largely due to the fact that First Half 1998 included $6.3 million in container crane sales in the United Kingdom without any corresponding sales in First Half 1999; (ii) a decrease of $7.0 million in hoists and component sales primarily resulting from a softness in certain European and North American markets, delays in receiving electrical products from an outside vendor and a customer-elected delay in the delivery of winches; (iii) a $4.5 million decrease in standard crane sales primarily in Europe and southeast Asia;
(iv) a decrease in overall part sales of $3.6 million or 9.3% from $39.1 million in First Half 1998 to $35.5 million in First Half 1999 as a result of reduced purchasing levels by several large customers and certain delays by electrical suppliers. These decreases were partially offset by an increase in modernization sales of $1.0 million and an increase in service sales of $5.1 million.

Cost of sales decreased $10.1 million or 8.8% to $105.1 million in First Half 1999 from $115.2 million in First Half 1998 primarily due to the lower sales volumes described above. However, cost of sales increased as a percentage of net sales from 73.2% in First Half 1998 to 75.2% in First Half 1999 due to the lower level of volume in manufacturing operations tied to the decrease in machine sales. Additionally, the Company experienced $1.4 million in special charges related to revised estimates of inventory obsolescence, warranty reserves and contract completion costs.

Selling, general and administrative expenses increased $5.8 million or 19.7% to $35.3 million in First Half 1999 from $29.5 million in First Half 1998. The primary cause was $2.9 million of special charges related to provisions for certain delinquent accounts receivable and changes in management (severance and recruiting costs). Additional causes were: (i) the increased administrative resources necessary to replace functions formerly performed by HII and their affiliates, including information systems and certain accounting and human resource functions; (ii) increased consulting costs; and (iii) increases due to the fiscal 1999 and 1998 acquisitions. Also, selling, general and administrative expenses in First Half 1999 included approximately $0.5 million of management fees compared to $0.1 million in First Half 1998. These increases were offset by savings incurred due to the fiscal 1998 restructuring of the United Kingdom and United States manufacturing operations and other cost-reduction measures. The Company anticipates incurring $3.3 million of expenses for contemplated severance and reorganization charges associated with continued restructuring of the Company's operations during the third and fourth fiscal quarters of 1999.

Parent management fees allocated by HII (prior to the Recapitalization), which represented an allocation of HII's corporate expenses, were $1.2 million in First Half 1998. Additionally, $1.2 million of incentives to certain members of management and $0.7 million of non-recurring employee benefit costs, both related to the Recapitalization and restructuring of the Company, were recognized in First Half 1998.

Approximately $14.4 million in interest expense was recorded in First Half 1999. The components include $11.8 million resulting from the issuance of debt in connection with the Recapitalization and related commitment fees, $0.9 million resulting from borrowings for working capital and acquisition funding, a $0.4 million fee paid in conjunction with the waiver of the debt covenant violations, $0.3 million related to other borrowings and $1.0 million in amortization of financing costs recognized during the Recapitalization. Interest expense for First Half 1998 included $1.5 million related to borrowings from HII and affiliates (prior to the Recapitalization), $2.1 million resulting from the issuance of debt in connection with the Recapitalization, $0.5 million on certain other borrowings and $0.1 million in amortization of financing costs. The Company paid $13.8 million in interest, waiver fees and commitment fees during First Half 1999.

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of net operating loss carryforwards. During the second quarter the Company re-estimated its future operating results and determined its deferred tax asset valuation allowance required an increase of $5.9 million which was recognized as income tax expense. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets recorded will be realized. The amount of deferred tax assets not considered realizable, however, could be increased in the near term if estimates of future taxable income are reduced.

The tax expense recorded of $1.1 million resulted from profitable operations in Canada and Australia and from state income tax liabilities.

The Company's backlog of orders at April 30, 1999 was approximately $97.2 million compared to approximately $103.5 million at April 30, 1998. Bookings in First Half 1999 were $139.7 million compared to $163.0 million in First Half 1998. The change in backlog and bookings was primarily due to decreased standard crane, hoist and component bookings.

THREE MONTHS ENDED APRIL 30, 1999 AS COMPARED TO THREE MONTHS ENDED APRIL 30,
1998

Net sales for the three months ended April 30, 1999 ("Second Quarter 1999") decreased $8.9 million or 11.0% to $71.9 million from $80.8 million for the three months ended April 30, 1998 ("Second Quarter 1998"). The decrease in net sales was primarily caused by the following: (i) a decrease of $7.2 million in hoists and component sales primarily resulting from a softness in particular European and North American markets, delays in receiving electrical products from an outside vendor and a customer-elected delay in the delivery of winches;
(ii) a $3.1 million decrease in standard crane sales primarily in Europe and Southeast Asia; (iii) a decrease of $1.1 million in engineered crane sales worldwide due to decreases in container crane sales in the United Kingdom; (iv) a decrease in overall part sales of $0.9 million as a result of certain delays by electrical suppliers. These decreases were partially offset by an increase in service sales of $3.4 million.

Cost of sales decreased $4.1 million or 7.0% to $54.4 million in Second Quarter 1999 from $58.5 million in Second Quarter 1998 primarily due to the lower sales volumes described above. However, cost of sales increased as a percentage of net sales from 72.4% in Second Quarter 1998 to 75.7% in Second Quarter 1999 due to the lower level of volume in manufacturing operations tied to the decrease in machine sales. Additionally, the Company experienced $1.4 million in special charges related to revised estimates of inventory obsolescence, warranty reserves and contract completion costs.

Selling, general and administrative expenses increased $4.2 million or 27.6% to $19.4 million in Second Quarter 1999 from $15.2 million in Second Quarter 1998. The primary cause was $2.9 million in special charges related to provisions for certain delinquent accounts receivable and changes in management
(severance and recruiting costs). Additional causes were the increased administrative resources necessary to replace functions, formerly performed by HII and their affiliates, including information systems and certain accounting and human resource functions, and increases due to the fiscal 1999 and 1998 acquisitions. Also, selling, general and administrative expenses in Second Quarter 1999 included approximately $0.3 million of management fees compared to $0.1 million in Second Quarter 1998. These increases were offset by savings incurred due to the fiscal 1998 restructuring of the United Kingdom and United States manufacturing operations and other cost-reduction measures.

Parent management fees allocated by HII (prior to the Recapitalization), which represented an allocation of HII's corporate expenses, were $0.5 million in Second Quarter 1998. Additionally, $1.2 million of incentives to certain members of management and $0.6 million of non-recurring employee benefit costs, both related to the Recapitalization and restructuring of the Company, were recognized in Second Quarter 1998.


Approximately $7.5 million in interest expense was recorded in Second Quarter 1999. The components include $5.9 million resulting from the issuance of debt in connection with the Recapitalization and related commitment fees, $0.5 million resulting from borrowings for working capital and acquisition funding, a $0.4 million fee paid in conjunction with the waiver of the debt covenant violations, $0.2 million related to other borrowings and $0.5 million in amortization of financing costs recognized during the Recapitalization. Interest expense for Second Quarter 1998 included $0.8 million related to borrowings from HII and affiliates (prior to the Recapitalization), $2.1 million resulting from the issuance of debt in connection with the Recapitalization, $0.3 million on certain other borrowings and $0.1 million in amortization of financing costs. The Company paid $12.2 million in interest, waiver fees and commitment fees during the Second Quarter 1999.

The tax expense recorded of $3.5 million resulted from the increase in the deferred tax valuation allowance described above, from profitable operations in Canada and Australia and from state income tax liabilities.

The Company's backlog of orders at April 30, 1999 was approximately $97.2 million compared to approximately $103.5 million at April 30, 1998. Bookings in Second Quarter 1999 were $76.6 million compared to $84.5 million in Second Quarter 1998. The change in backlog and bookings was primarily due to decreased standard crane, hoist and component bookings.

LIQUIDITY AND CAPITAL RESOURCES

The majority of the Company's sales of products and services are recorded as products are shipped or services are rendered. Revenue on certain long-term contracts is recorded using the percentage-of-completion method. Net cash flow from operations is affected by the volume of, and the timing of payments under, percentage-of-completion long-term contracts.

Net cash used for operating activities was $7.4 million in First Half 1999 compared to net cash flow used for operating activities of $2.1 million in First Half 1998. The $5.3 million decrease in operating cash flow was due primarily to: a $19.6 million decrease in net income; a $1.5 million increase in depreciation, amortization of intangible assets and amortization of debt financing costs which were incurred during the Recapitalization; a $19.3 million decrease in accounts receivable during First Half 1999 versus a $3.6 million decrease in First Half 1998 due to lower sales and increased collections; a net increase in inventory and other assets of $2.8 million in First Half 1999 versus an increase in First Half 1998 of $3.9 million due primarily to an increase in certain prepaid expenses; a decrease in accounts payable, accruals and other liabilities of $12.9 million in First Half 1999 versus a decrease of $10.1 million in First Half 1998 caused by decreases in income taxes payable and the reduction of customer deposits due to product shipment, increased warranty reserves and the reduction of funding from the Company's former parent.

Net cash used for investment and other transactions for First Half 1999 and First Half 1998 was $10.0 million and $3.6 million, respectively. During the First Half 1999, $5.1 million of cash was used for an acquisition related to the Company's distribution and service center network and payments made with respect to three earlier acquisitions. Additionally, capital expenditures increased to $4.7 million in First Half 1999 from $2.4 million in First Half 1998. The First Half 1999 expenditures included computers and upgrades, new operating system software, office and warehouse consolidations and manufacturing equipment.

Net cash provided by financing activities was $17.6 million in First Half 1999 versus net cash provided by financing activities of $7.0 million in First Half 1998. Net borrowings included $17.1 million under the Revolving Credit Facility in the United States, Canada and the United Kingdom. The Company also borrowed $1.2 million under the Acquisition Credit Facility.

The Company did not meet certain of the financial ratios and tests under the New Credit Facility for the period ended January 31, 1999 and did not meet such financial covenants and certain additional financial covenants for the period ended April 30, 1999. The Company obtained a waiver of such financial covenants, which was effective through June 14, 1999 and was subsequently extended through June 30, 1999. The waiver permits the Company to borrow certain amounts under the Revolving Credit Facility to meet its projected working capital requirements. Under the terms of the waiver, the Company may not, without prior lender consent, for the duration of the waiver period, (i) borrow any amounts under the Acquisition Facility, (ii) borrow any amounts under the Revolving Credit Facility in excess of the aggregate amount of the Revolving Credit Facility borrowings that the Company has repaid subsequent to January 31, 1999, or (iii) request the issuance of letters of credit, bid bonds or performance bonds in an aggregate amount after March 2, 1999 in excess of $5.0 million. At June 11, 1999, after giving effect to the existing New Credit Facility waiver, the Company had, subject to certain conditions, (i) the ability to borrow up to approximately $35.7 million under the Revolving Credit Facility, of which $20.8 million is currently outstanding and (ii) the ability to obtain letters of credit, bid bonds and performance bonds after March 2, 1999 under the New
Credit Facility in an amount not to exceed $5.0 million in the aggregate of which $1.9 million have been issued to date.

The Company is negotiating with the lending institutions party to the New Credit Facility in an effort to obtain amendments to the New Credit Facility. While management of the Company believes that it will be successful in obtaining satisfactory amendments to the New Credit Facility, there can be no assurance that such amendments will be obtained. If amendments cannot be negotiated or satisfactory waivers obtained, the lenders under the New Credit Facility could elect to declare all amounts borrowed under the New Credit Facility, together with accrued interest thereon, to be due and payable, which would result in an event of default under the Note Indenture and the Surety Arrangement and permit acceleration of the Company's obligations thereunder. In such event, there can be no assurance that the Company would have sufficient assets to pay indebtedness then outstanding under the New Credit Facility, the Senior Notes and obligations under the Surety Arrangement. Additionally, such an event could have a material adverse effect on the Company's ability to obtain certain customer orders.

The Company incurred significant indebtedness in connection with the Recapitalization. As of June 11, 1999, the Company had approximately $288.3 million of indebtedness outstanding. As a result of the covenant violations under the New Credit Facility and the Company's anticipated violation of required covenants and tests at compliance dates during the next twelve months in the absence of waivers or amendments which would prevent such violation, all borrowings outstanding under the New Credit Facility ($81.9 million as of June 11, 1999) are classified as current liabilities in the accompanying April 30, 1999 balance sheets. The Company also anticipates incurring $3.2 million of cash expenditures during the third and fourth quarters of fiscal 1999 for severance and reorganization charges associated with continued restructuring of the Company's operations, in addition to cash needed for operations and capital expenditures.

Since the Recapitalization, the Company has been able to satisfy its cash requirements from cash generated by operations and borrowings under the Revolving Credit Facility. However, in order to have sufficient cash flow to satisfy its future cash needs for operations and debt service, the Company needs to be able to borrow under the Revolving Credit Facility in sufficient amounts and will have to materially improve cash generated from operations in the near future.

CAUTIONARY FACTORS

This report contains or may contain forward looking statements by or on behalf of Holdings and the Company. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated include, among others, the following:


      - The Company did not meet certain of the financial ratios and tests under the New Credit Facility for the period ended January 31, 1999 and did not meet such financial covenants and certain additional financial covenants for the period ended April 30, 1999. The Company obtained a waiver of such financial covenants, which was effective through June 14, 1999 and was subsequently extended through June 30, 1999. The waiver permits the Company to borrow certain amounts under the Revolving Credit Facility to meet its projected working capital requirements. Under the terms of the waiver, the Company may not, without prior lender consent, for the duration of the waiver period,
         (i) borrow any amounts under the Acquisition Facility, (ii) borrow any amounts under the Revolving Credit Facility in excess of the aggregate amount of the Revolving Credit Facility borrowings that the Company has repaid subsequent to January 31, 1999, or (iii) request the issuance of letters of credit, bid bonds or performance bonds in an aggregate amount after March 2, 1999 in excess of $5.0 million. At June 11, 1999, after giving effect to the existing New Credit Facility waiver, the Company had, subject to certain conditions, (i) the ability to borrow up to approximately $35.7 million under the Revolving Credit Facility, of which $20.8 million is currently outstanding and (ii) the ability to obtain letters of credit, bid bonds and performance bonds after March 2, 1999 under the New Credit Facility in an amount not to exceed $5.0 million in the aggregate of which $1.9 million have been issued to date.

         The Company is negotiating with the lending institutions party to the New Credit Facility in an effort to obtain amendments to the New Credit Facility. While management of the Company believes that it will be successful in obtaining satisfactory amendments to the New Credit Facility, there can be no assurance that such amendments will be obtained. If amendments cannot be negotiated or satisfactory waivers obtained, the lenders under the New Credit Facility could elect to declare all amounts borrowed under the New Credit Facility, together with accrued interest thereon, to be due and payable, which would result in an event of default under the Note Indenture and the Surety Arrangement and permit acceleration of the Company's obligations thereunder. In such event, there can be no assurance that the Company would have sufficient assets to pay indebtedness then outstanding under the New Credit Facility, the Senior Notes and obligations under the Surety Arrangement. Additionally, such an event could have a material adverse effect on the Company's ability to obtain certain customer orders.

      - The Company incurred significant indebtedness in connection with the Recapitalization. As of June 11, 1999, the Company had approximately $288.3 million of indebtedness outstanding. As a result of the covenant violations under the New Credit Facility and the Company's anticipated violation of required covenants and tests at compliance dates during the next twelve months in the absence of waivers or amendments which would prevent such violation, all borrowings outstanding under the New Credit Facility ($81.9 million as of June 11, 1999) are classified as current liabilities in the accompanying April 30, 1999 balance sheets. The Company also anticipates incurring $3.2 million of cash expenditures during the third and fourth quarters of fiscal 1999 for severance and reorganization charges associated with continued restructuring of the Company's operations, in addition to cash needed for operations and capital expenditures.

         Since the Recapitalization, the Company has been able to satisfy its cash requirements from cash generated by operations and borrowings under the Revolving Credit Facility. However, in order to have sufficient cash flow to satisfy its future cash needs for operations and debt service, the Company needs to be able to borrow under the Revolving Credit Facility in sufficient amounts and will have to materially improve cash generated from operations in the near future.

      - On June 7, 1999, HII and certain of its United States affiliates (including HarnCo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Certain provisions of the Bankruptcy Code allow a debtor to avoid, delay and/or reduce its contractual and other obligations to third parties. There can be no assurance that HII and its affiliates will not attempt to utilize such provisions to cease performance under their agreements and arrangements with the Company. The inability of the Company to receive the benefits of one or more of these agreements or the termination of ongoing arrangements between the Company and affiliates of HII (including those relating to the provision of services and materials by HII and its affiliates to the Company) could materially adversely affect the Company's operations and financial performance. In the event that any of the liabilities retained by HII and its affiliates in connection with the Recapitalization remain unsatisfied as of the Petition Date, the Company's right to indemnification for any such amounts it has paid on behalf of HII and its affiliates may also be avoided, delayed or reduced.

         Each of HII and certain of its affiliates on the one hand, and the Company and certain of its affiliates, on the other hand, have receivables and payables to the other which may be affected by the HII Bankruptcy. The Company estimates that a net amount of approximately $0.7 million of receivables due it and its affiliates may be so affected.

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

      - The Company has operations and assets located in Canada, Mexico, Chile, the United Kingdom, South Africa, Australia and Singapore and is establishing joint ventures in Malaysia, Thailand and Saudi Arabia. The Company also sells its products through distributors and agents in over 50 countries, some of which are merely ad hoc arrangements and may be terminated at any time. The Company's international operations (including Canada, Mexico, Chile, South Africa, Australia and the United Kingdom) accounted for 36.2%, 41.8% and 36.1% of the Company's aggregate net sales in 1998, 1997 and 1996, respectively; and 40.8% and 35.4% in First Half 1999 and First Half 1998, respectively. Although historically, exchange rate fluctuations and other international factors have not had a material impact on the Company's business, financial condition or results of operations, international operations expose the Company to a number of risks, including currency exchange rate fluctuations, trade barriers, exchange controls, risk of governmental expropriation, political and legal risks and restrictions, foreign ownership restrictions and risks of increases in taxes. The inability of the Company, or limitations on its ability, to conduct its foreign operations or distribute its products internationally could adversely affect the Company's operations and financial performance.

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

The Company's operations in Oak Creek, Wisconsin are in the process of replacing their existing business system. The decision to replace the system was based solely on the need to move off of the current system which is shared with HarnCo. HII has certified that the current system is already Year 2000 compliant and the vendor of the replacement system has represented to the Company that such system is as well (which representation has been confirmed by an outside consultant). The implementation of the new system is expected to be completed in the third quarter of fiscal 1999. The Company has sought and received representations from the applicable vendors that the business systems used in the United Kingdom, South Africa, Australia, Singapore, Canada, and Mexico are either already Year 2000 compliant or will be before January 1, 2000. The operating system used in the North American distribution and service business was made compliant during the second fiscal quarter by applying the vendor supplied upgrade.

The Company is also engaged in assessing and addressing Year 2000 issues with significant vendors. The Company has sought, and continues to seek, assurances from all of its vendors with respect to Year 2000 issues. The Company does not, however, control the systems of other companies, and cannot assure that these systems will be timely converted and, if not converted, would not have an adverse effect on the Company's business operations. In the event that the Company and/or its significant vendors or suppliers do not complete their Year 2000 compliance efforts, the Company could experience disruptions in its operations. Disruptions in the economy generally resulting from Year 2000 issues also could affect the Company. With respect to products sold by the Company, management believes that any liability for Year 2000 compliance will not be material.

The Company has used and will continue to use all internal resources to resolve any Year 2000 issues. The Company plans to complete its Year 2000 remediation by September 30, 1999. Total expenses on the project through April 30, 1999 were approximately $1.4 million and were primarily related to expenses for repair or replacement of software and hardware, expenses associated with facilities, products and supplier reviews and project management expenses. Expected incremental costs related to Year 2000 are $0.4 million.

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

FUTURE ACCOUNTING CHANGES

The Financial Accounting Standards Board (FASB) has issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for periods beginning after June 15, 2000. Due to the Company's current limited use of derivative instruments, the adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also issued by the FASB and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that business enterprises report information, financial and descriptive, about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is in the process of evaluating the effect of SFAS No. 131 on its financial statements. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 31, 1997. This standard's objective is to improve pension and other postretirement benefits disclosures.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is potentially exposed to market risk associated with changes in foreign exchange and interest rates. From time to time the Company will enter into derivative financial instruments to hedge these exposures. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in the Company's underlying interest rate and foreign exchange rate exposures. The Company does not enter into derivatives for speculative purposes. There have been no material changes in the Company's market risk exposures as compared to those discussed in the Company's 1998 Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS


In October 1998, the Company received a request to arbitrate a claim from a former customer which arose out of an accident that occurred in Ireland involving two cranes sold by the Company in 1992. The claim alleges direct damages of approximately $12.8 million plus lost revenue due to business interruption. In addition, the Company has been notified by the port operator of its intention to pursue a claim against the Company for its damages (which it estimates are between $4 million and $5 million) arising from the accident. Management intends to vigorously defend this matter. One of the Company's insurance carriers has agreed to provide defense coverage for one of the two cranes involved in the accident and limited indemnification if the Company is unsuccessful in defending the claim. The Company is continuing to work with its insurance broker to determine the availability of additional insurance coverage, if any. The contract between the Company and the claimant provides that the contract is governed by Irish law and that all disputes are to be resolved by arbitration in Ireland. While the Company believes it will obtain a favorable resolution, no assurances can be made as to the final outcome of the claim. If the Company were found liable for the full amount of the claim, there could be a material adverse effect on the Company's operations and financial performance.

The Company is also involved from time to time in various other routine litigation incident to its operations, including product liability and other claims. Although the outcome of those matters cannot be predicted with certainty, management believes that any such pending or threatened litigation will not have a material adverse effect on its consolidated results of operations and financial condition.

Item 2. CHANGES IN SECURITIES

        Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

Item 5. OTHER INFORMATION

        Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              Exhibit 27  Financial Data Schedule

        (b)   Reports on Form 8-K

              The Registrants filed no reports on Form 8-K during the quarter ended April 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                         MMH HOLDINGS, INC.


     Date:  June 14, 1999                /s/ David D. Smith
                                         ------------------
                                         David D. Smith
                                         Vice President  - Finance
                                         (Principal Financial Officer)



                                         MORRIS MATERIAL HANDLING, INC.


     Date:  June 14, 1999                /s/ David D. Smith
                                         -------------------
                                         David D. Smith
                                         Vice President  - Finance
                                         (Principal Financial Officer)


EXHIBIT
NUMBER                            EXHIBIT DESCRIPTION
------                            -------------------


    4.13      Amendment No.1 dated as of August 28, 1998 to the Credit
              Agreement, dated March 30, 1998, among MMH Holdings, Inc.,
              Morris Material Handling, Inc., Material Handling, LLC,
              Morris Material Handling, Ltd., Mondel ULC, Kaverit Steel and
              Crane ULC and Canadian Imperial Bank of Commerce, as
              Administrative Agent, Credit Agricole Indosuez, as
              Syndication Agent, Bank Boston, N.A., as Documentation Agent, and the Lending Institutions listed therein.

    4.14      Waiver dated as of March 2, 1999 by and among MMH Holdings,
              Inc., Morris Material Handling, Inc., Morris Material
              Handling, LLC, Morris Material Handling, Ltd., Mondel ULC,
              Kaverit Steel and Crane ULC, the lending institutions listed on the signature pages thereto, Credit Agricole Indosuez, BankBoston, N.A. and Canadian Imperial Bank of Commerce.

    4.15      Waiver No. 2 dated as of June 14, 1999 by and among MMH
              Holdings, Inc., its subsidiaries named on the signature pages thereto, and the Agents and lending institutions named on the signture pages.

    27.1      Financial Data Schedule

    27.2      Financial Data Schedule