Form 10-Q
period 1999-07-31
MMH HOLDINGS INC; MORRIS MATERIAL HANDLING INC
filed 1999-09-14
CIK 1060948, 1060951

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

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

                                   Yes X No__

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date (September 10, 1999):

MMH Holdings, Inc.               Nonvoting common stock, $.01 Par Value,
                                 1,930 shares outstanding. Voting common stock, $.01 Par Value, 10,169 shares outstanding.

Morris Material Handling, Inc.   Common stock, $.01 Par Value, 100 shares
                                 outstanding. MMH Holdings, Inc. holds all of the outstanding common stock of
                                 Morris Material Handling, Inc.

                          MMH HOLDINGS, INC.
                    MORRIS MATERIAL HANDLING, INC.

                                 INDEX

Introduction                                                                   2

Part I -Financial Statements:

      MMH Holdings, Inc.
         Condensed Balance Sheets                                              3
         Condensed Statements of Operations and Comprehensive Income (Loss)    4
         Condensed Statements of Cash Flows                                    5
         Statements of Preferred Stock and Shareholders' Equity                6

      Morris Material Handling, Inc.
         Condensed Balance Sheets                                              7
         Condensed Statements of Operations and Comprehensive Income (Loss)    8
         Condensed Statements of Cash Flows                                    9
         Statements of Shareholder's Equity                                   10

     Notes to Financial Statements of
         MMH Holdings, Inc. and
         Morris Material Handling, Inc.                                       11

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations of
         MMH Holdings, Inc. and
         Morris Material Handling, Inc.                                       23

Part II - Other Information:
     Item 1.  Legal Proceedings                                               32
     Item 2.  Changes in Securities                                           32
     Item 3.  Defaults upon Senior Securities                                 32
     Item 4.  Submission of Matters to a Vote of Security Holders             32
     Item 5.  Other Information                                               32
     Item 6.  Exhibits and Reports on Form 8-K                                32

Introduction

MMH Holdings, Inc. ("Holdings") is a holding company whose sole direct subsidiary is Morris Material Handling, Inc. ("MMH"), a manufacturer, distributor and service provider of "through-the-air" material handling equipment with operations in the United States, United Kingdom, South Africa, Singapore, Canada, Australia, Thailand, Chile and Mexico. Unless the context requires otherwise, references to the "Company" in this combined 10-Q are to MMH, its subsidiaries and their predecessors. For periods prior to March 30, 1998, references to the Company are to the "through-the-air" material handling equipment business (the "MHE Business") of Harnischfeger Corporation ("HarnCo") and those subsidiaries and affiliates of HarnCo that were engaged therein.

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

                               MMH HOLDINGS, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS
                                                         July 31,    October, 31
                                                             1999           1998
                                                       -----------   -----------
                                                       (Unaudited)
Current Assets
   Cash and cash equivalents                             $   2,153    $   2,534
   Accounts receivable-net                                  63,561       81,947
   Inventories                                              43,568       42,561
   Other current assets                                     14,798       11,467
                                                         ---------    ---------
                                                           124,080      138,509
                                                         ---------    ---------
Property, Plant and Equipment
   Cost                                                     70,116       67,649
   Less accumulated depreciation                           (29,822)     (26,579)
                                                         ---------    ---------
                                                            40,294       41,070
                                                         ---------    ---------
Other Assets
   Goodwill                                                 42,184       39,843
   Debt financing costs                                     17,313       18,905
   Deferred income taxes                                    65,979       65,979
   Other                                                     9,997        6,691
                                                         ---------    ---------
                                                           135,473      131,418
                                                         ---------    ---------
                                                           299,847      310,997
                                                         ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Short-term notes payable and current
     portion of long-term obligations (Note 5)           $   3,467    $   2,262
   Revolving Credit Facility borrowings (Note 5)             7,203         --
   Bank overdrafts                                           1,889        1,252
   Trade accounts payable                                   22,221       32,893
   Advance payments and progress billings                   10,037        9,399
   Accrued interest                                          6,444        2,201
   Other current liabilities                                21,783       29,946
                                                         ---------    ---------
                                                            73,044       77,953

Revolving Credit Facility Borrowings (Note 5)               18,000        1,200
Term Loans (Note 5)                                         49,713       52,225
Acquisition Facility Line Borrowings (Note 5)                7,430        6,194
Senior Notes                                               200,000      200,000
Other Long-Term Borrowings                                   2,572        2,205
Deferred Income Taxes                                        2,578        2,698
Other Long-Term Liabilities                                  1,487         --

Minority Interest                                              521          364
Commitments and Contingencies (Note 6)
Mandatorily Redeemable Preferred Stock                     104,911       95,351
Shareholders' Equity                                      (160,409)    (127,193)
                                                         ---------    ---------
                                                           299,847      310,997
                                                         =========      =======

The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
       CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                  For the Three Months    For the Nine Months
                                    Ended July 31,          Ended July 31,
                                  ---------------------    -------------------
                                       1999        1998        1999       1998
                                  --------- -----------    -------- ----------
Revenues
   Net Sales                      $  72,709   $  74,426   $ 212,478   $ 231,675
   Other Income - Net                   453         391         600       1,117
                                  ---------   ---------   ---------   ---------
                                     73,162      74,817     213,078     232,792

Cost of Sales                        52,210      52,152     157,266     167,324

Selling, General and
  Administrative Expenses            18,298      14,582      53,585      44,096
HII Management Fee                     --          --          --         1,155
Non-Recurring Employee Benefit Costs   --          --          --         1,906
                                  ---------   ---------   ---------   ---------

Operating Income                      2,654       8,083       2,227      18,311

Interest Expense - Net
  HII Affiliates                       --          --          --        (1,448)
  Third Party                        (7,521)     (7,013)    (21,952)     (9,716)
                                   ---------   ---------   ---------   ---------

Income (Loss) Before
  Income Taxes and Minority Interest (4,867)      1,070     (19,725)      7,147

Provision for Income Taxes             (576)       (450)     (1,641)     (2,896)
Minority Interest                        13          (4)         40          34
                                  ---------   ---------   ---------   ---------

Net Income (Loss)                    (5,430)        616     (21,326)      4,285

Foreign Currency Translation
Adjustments                            (869)       (765)     (2,246)     (2,285)
                                  ---------   ---------   ---------   ---------

Comprehensive Income (Loss)       $  (6,299)  $    (149)  $ (23,572)  $   2,000
                                  =========   =========   =========   =========

The accompanying notes are an integral part of the financial statements.


                               MMH HOLDINGS, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                          For the Nine Months
                                                             Ended July 31,
                                                         ----------------------
                                                              1999         1998
                                                         ----------------------
Operating Activities
     Net income (loss)                                    $ (21,326)  $   4,285
     Add (deduct) - items not
     affecting cash used for operating activities:
          Depreciation and amortization                       6,057       5,196
          Amortization of debt financing costs                1,603         655
          Deferred income taxes - net                            41         411
          Divestiture bonus                                     --        1,216
          Other                                                 (40)        (34)
     Changes in working capital,
     excluding the effects of acquisition
     opening balance sheets:
          Accounts receivable                                18,212       4,246
          Inventories                                            34      (5,563)
          Other current assets                               (3,762)     (2,466)
          Trade accounts payable and bank overdrafts        (10,512)    (14,104)
          Advance payments and progress billings                366         941
          Accrued warranties                                   (145)     (1,428)
          Accrued interest                                    4,243       6,884
          Other current liabilities                          (6,958)       (375)
          Activity with parent and other affiliates-net        --         1,748
                                                          ---------   ---------
Net cash provided by (used for)operating activities         (12,187)      1,612
                                                          ---------   ---------
Investment and Other Transactions
     Capital Expenditures - net                              (6,208)     (3,556)
     Acquisition of businesses-net of cash acquired          (5,070)     (3,203)
     Net issuance of loans to senior management                 (80)       (900)
     Other - net                                               (570)       (941)
                                                          ---------   ---------
Net cash used for investment and other transactions         (11,928)     (8,600)
                                                          ---------   ---------
Financing Activities
     Changes in short-term debt,
       notes payable and Revolving Credit
       Facility borrowings                                   23,916       6,324
     Proceeds from Acquisition  Line borrowings               1,235        --
     Proceeds from Senior Note Offering                        --       200,000
     Proceeds from New Credit Facility                         --        55,000
     Redemption of common stock and preferred stock            --      (287,000)
     Net proceeds from issuance of
       Series A preferred stock and related common shares      --        57,094
     Stock redemption transaction costs                        --        (3,181)
     Debt financing costs                                      --       (18,889)
     Repayments of long-term obligations                     (1,388)       (338)
                                                          ---------   ---------
 Net cash provided by financing activities                   23,763       9,010
                                                          ---------   ---------
Effect of Exchange Rate Changes on
     Cash and Cash Equivalents                                  (29)         28
                                                          ---------   ---------
Increase (Decrease) in Cash and Cash Equivalents               (381)      2,050
Cash and Cash Equivalents
     Beginning of Period                                      2,534       1,532
                                                          ---------   ---------
     End of Period                                        $   2,153   $   3,582
                                                          =========   =========

The accompanying notes are an integral part of the financial statements.


                                                          MMH HOLDINGS, INC.
                                         STATEMENTS OF PREFERRED STOCK AND SHAREHOLDERS' EQUITY
                                               FOR THE NINE MONTHS ENDED JULY 31, 1999
                                                             (UNAUDITED)
                                                       (Dollars in Thousands)

                                                              Preferred Stock
                                     -----------------------------------------------------------------------------------------------
                                           Series A                    Series B                 Series C
                                     -----------------------------------------------------------------------------------------------
                                     Shares       Carrying     Shares          Carrying     Shares        Carrying
                                     Outstanding  Value        Outstanding     Value        Outstanding   Value          Total
                                     -----------------------------------------------------------------------------------------------

Balance at October 31, 1998          61,188     $  59,217         5,105      $   5,156         30,678      $  30,978      $  95,351

Net loss                               --            --            --             --             --             --             --

Change in
foreign currency translation           --            --            --             --             --             --             --

Net issuance
of loans to senior management          --            --            --             --             --             --             --

Preferred stock dividends             3,667         5,665           313            483          1,918          2,976          9,124

Amortization of
preferred stock discount               --             436          --             --             --             --              436
                                    -----------------------------------------------------------------------------------------------
Balance at July 31, 1999             64,855     $  65,318         5,418      $   5,639         32,596      $  33,954      $ 104,911
                                    ===============================================================================================

                                      Common Stock          Parent           Accumulated
                                    -------------------     Investment/      Other                       Total
                                    Shares        Par       Additional       Comprehensive  Retained     Shareholders'
                                    Outstanding   Value     Paid-in-Capital  Loss           Earnings     Equity
                                    ------------------------------------------------------------------------------------------------

Balance at October 31, 1998          10,889         $--      $(121,860)     $  (2,741)     $  (2,592)      $(127,193)

Net loss                               --            --            --             --          (21,326)       (21,326)

Change in
foreign currency translation           --            --            --           (2,246)          --           (2,246)

Net issuance
of loans to senior management          --            --            --             --              (80)           (80)

Preferred stock dividends              --            --            --             --           (9,128)        (9,128)

Amortization of
preferred stock discount               --            --            --             --             (436)          (436)
                                     -----------------------------------------------------------------------------------------------
Balance at July 31, 1999             10,889          $--      $(121,860)     $  (4,987)     $ (33,562)     $(160,409)
                                     ===============================================================================================

The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)


                                                       July 31,      October 31,
                                                           1999            1998
                                                    ------------   -------------
                                                     (Unaudited)
                                     ASSETS
Current Assets
   Cash and cash equivalents                            $   2,153     $   2,534
   Accounts receivable-net                                 63,561        81,947
   Inventories                                             43,568        42,561
   Other current assets                                    14,798        11,467
                                                        ---------     ---------
                                                          124,080       138,509
                                                        ---------     ---------
Property, Plant and Equipment
   Cost                                                    70,116        67,649
   Less accumulated depreciation                          (29,822)      (26,579)
                                                        ---------     ---------
                                                           40,294        41,070
                                                        ---------     ---------
Other Assets
   Goodwill                                                42,184        39,843
   Debt financing costs                                    17,313        18,905
   Deferred income taxes                                   65,979        65,979
   Other                                                    9,997         6,691
                                                        ---------     ---------
                                                          135,473       131,418
                                                        ---------     ---------
                                                        $ 299,847     $ 310,997
                                                        =========     =========

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
 Short-term notes payable and current
   portion of long-term obligations (Note 5)            $   3,467     $   2,262
 Revolving Credit Facility borrowings (Note 5)              7,203          --
 Bank overdrafts                                            1,889         1,252
 Trade accounts payable                                    22,221        32,893
 Advance payments and progress billings                    10,037         9,399
 Accrued interest                                           6,444         2,201
 Other current liabilities                                 21,783        29,946
                                                        ---------     ---------
                                                           73,044        77,953

Revolving Credit Facility Borrowings (Note 5)              18,000         1,200
Term Loans (Note 5)                                        49,713        52,225
Acquisition Facility Line Borrowings (Note 5)               7,430         6,194
Senior Notes                                              200,000       200,000
Other Long-Term Borrowings                                  2,572         2,205
Deferred Income Taxes                                       2,578         2,698
Other Long-Term Liabilities                                 1,487          --

Minority Interest                                             521           364
Commitments and Contingencies (Note 6)
Shareholder's Equity                                      (55,498)      (31,842)
                                                        ---------     ---------
                                                        $ 299,847     $ 310,997
                                                        =========     =========


The accompanying notes are an intergral part of the financial statements


                         MORRIS MATERIAL HANDLING, INC.
       CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (Dollars in Thousands)
                                 For the Three Months     For the Nine Months
                                   Ended July 31,           Ended July 31,
                                 -----------------------  ----------------------
                                    1999          1998        1999       1998
                                  -----------  ----------  ---------  ----------
Revenues
   Net Sales                      $  72,709   $  74,426   $ 212,478   $ 231,675
   Other Income - Net                   453         391         600       1,117
                                  ---------   ---------   ---------   ---------
                                     73,162      74,817     213,078     232,792

Cost of Sales                        52,210      52,152     157,266     167,324

Selling, General and
  Administrative Expenses            18,298      14,582      53,585      44,096
HII Management Fee                     --          --          --         1,155
Non-Recurring Employee Benefit Costs   --          --          --         1,906
                                  ---------   ---------   ---------   ---------
Operating Income                      2,654       8,083       2,227      18,311

Interest Expense - Net
  HII Affiliates                       --          --          --        (1,448)
  Third Party                        (7,521)     (7,013)    (21,952)     (9,716)
                                  ---------   ---------   ---------   ---------
Income (Loss) Before
  Income Taxes and Minority Interest (4,867)      1,070     (19,725)      7,147

Provision for Income Taxes             (576)       (450)     (1,641)     (2,896)
Minority Interest                        13          (4)         40          34
                                  ---------   ---------   ---------   ---------

Net Income (Loss)                    (5,430)        616     (21,326)      4,285

Foreign Currency Translation
  Adjustments                          (869)       (765)     (2,246)     (2,285)
                                  ---------   ---------   ---------   ---------
Comprehensive Income (Loss)       $  (6,299)  $    (149)  $ (23,572)  $   2,000
                                  =========   =========   =========   =========


The accompanying notes are an integral part of the financial statements.


                         MORRIS MATERIAL HANDLING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                            For the Nine Months
                                                               Ended July 31,
                                                             1999          1998
                                                         -----------------------
Operating Activities
 Net income (loss)                                       $ (21,326)   $   4,285
 Add (deduct) - items not affecting cash
 used for operating activities:
    Depreciation and amortization                            6,057        5,196
    Amortization of debt financing costs                     1,603          655
    Deferred income taxes - net                                 41          411
    Divestiture bonus                                         --          1,216
    Other                                                      (40)         (34)
 Changes in working capital, excluding the effects
 of acquisition opening balance sheets:
    Accounts receivable                                     18,212        4,246
    Inventories                                                 34       (5,563)
    Other current assets                                    (3,762)      (2,466)
    Trade accounts payable and bank overdrafts             (10,512)     (14,104)
    Advance payments and progress billings                     366          941
    Accrued warranties                                        (145)      (1,428)
    Accrued interest                                         4,243        6,884
    Other current liabilities                               (6,958)        (375)
    Activity with parent and other affiliates-net             --          1,748
                                                         ---------    ---------
Net cash provided by (used for) operating activities       (12,187)       1,612
                                                         ---------    ---------
Investment and Other Transactions
   Capital expenditures - net                               (6,208)      (3,556)
   Acquisition of businesses - net of cash acquired         (5,070)      (3,203)
   Net issuance of loans to senior management                  (80)        (900)
   Other - net                                                (570)        (941)
                                                         ---------    ---------
Net cash used for investment and other transactions        (11,928)      (8,600)
                                                         ---------    ---------
Financing Activities
  Changes in short-term debt, notes
    payable and Revolving Credit
    Facility borrowings                                      23,916        6,324
  Proceeds from Acquisition Facility Line borrowings         1,235         --
  Proceeds from Senior Note Offering                          --        200,000
  Proceeds from New Credit Facility                           --         55,000
  Dividend to and redemption of shares held by Holdings       --       (233,087)
  Debt Financing Costs                                        --        (18,889)
  Repayments of long-term obligations                       (1,388)        (338)
                                                         ---------    ---------
Net cash provided by financing activities                   23,763        9,010
                                                         ---------    ---------
Effect of Exchange Rate Changes on
  Cash and Cash Equivalents                                    (29)          28
                                                         ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents              (381)       2,050
Cash and Cash Equivalents
     Beginning of Period                                     2,534        1,532
                                                         ---------    ---------
     End of Period                                       $   2,153    $   3,582
                                                         =========    =========

The accompanying notes are an integral part of the financial statements.


                                                   MORRIS MATERIAL HANDLING, INC.
                                                  STATEMENT OF SHAREHOLDER'S EQUITY
                                               FOR THE NINE MONTHS ENDED JULY 31, 1999
                                                             (UNAUDITED)
                                                       (Dollars in Thousands)

                              ----------------------------------------------------------------------------------
                                Common Stock       Parent            Accumulated
                               --------------      Investment/       Other                       Total
                              Shares       Par     Additional        Comprehensive   Retained    Shareholder's
                              Outstanding  Value   Paid-in-Capital   Loss            Earnings    Equity
                              ----------------------------------------------------------------------------------

Balance at October 31, 1998         100       $--      $(33,392)       $ (2,741)       $  4,291        $(31,842)

Net loss                           --          --          --              --           (21,326)        (21,326)

Change in foreign
currency translation               --          --          --            (2,246)           --            (2,246)

Distribution to Holdings           --          --          --              --                (4)             (4)

Net issuance of loans to
senior management                  --          --          --              --               (80)            (80)
                             ----------------------------------------------------------------------------------
Balance at July 31, 1999            100       $--      $(33,392)       $ (4,987)       $(17,119)       $(55,498)
                             ==================================================================================

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

The accompanying unaudited financial statements should be read in conjunction with the combined 1998 Annual Report on Form 10-K of Holdings and the Company. In the opinion of management, all adjustments, normal and recurring in nature, necessary for a fair presentation of results of operations and financial position have been included in the accompanying balance sheets and statements of operations. The results of operations for the three months and nine months ended July 31, 1999, respectively, are not, however, indicative of the results which may be expected for fiscal 1999.

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

At July 31, 1999, MHE Investments owned approximately 72.6% of the common stock of Holdings and $32.6 million liquidation preference of the Series C Junior Voting Preferred Stock and HarnCo owned approximately 20.8% of the common stock of Holdings and $5.4 million liquidation preference of the Series B Junior Preferred Stock. The remaining equity interests were held by institutional investors and consisted of non-voting stock representing approximately 6.6% of the outstanding common stock of Holdings and $64.9 million liquidation preference of the Series A Senior Preferred Stock.

Note 3 - Acquisitions

During the nine months ended July 31, 1999, the Company completed one acquisition with an aggregate purchase price of $3,158, net of cash acquired. During 1998, the Company completed several acquisitions for an aggregate purchase price of $8,891, net of cash acquired. These acquisitions were related to the Company's aftermarket business and were accounted for as purchase transactions with the purchase prices allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill of the transactions, $1,934 for the 1999 transaction and $8,343 for the 1998 transactions, is being amortized over 30 to 40 years. The 1999 acquisition and one 1998 acquisition were partially financed by the sellers, resulting in deferred purchase price which will be paid in 2004 and 2005 (in the case of the 1999 acquisition) and in installments through 2006 (in the case of one 1998 acquisition).

During the nine months ended July 31, 1999, the Company made final consideration payments of $1,507 related to two 1998 acquisitions. With respect to a 1995 acquisition, the Company made a final contingent consideration payment of $1,413 in the nine months ended July 31, 1999. Additionally, a payment of $100 was made toward the 1998 acquisition that was partially financed by the seller. On a pro forma basis, the 1999 and 1998 acquisitions were not material to results of operations reported for the nine months ended July 31, 1999 and accordingly, such information is not presented.

Note 4 - Inventories

Inventories consisted of the following:


                                                     July 31,        October 31,
                                                       1999             1998
                                                  ---------------  ------------
Raw material                                         $ 16,997          $ 14,517
Work-in-process                                        22,547            20,545
Finished parts                                         11,171            14,910
                                                     ---------         --------
                                                       50,715            49,972
Less excess of current cost
over stated LIFO value                                 (7,147)           (7,411)
                                                    ==========          ========
                                                     $ 43,568          $ 42,561
                                                    ==========          ========

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

The Company did not meet certain of the financial covenants under the New Credit Facility for the period ended January 31, 1999 and did not meet such financial covenants and certain additional financial covenants for the period ended April 30, 1999. The Company obtained a waiver of such financial covenants through August 2, 1999. The waiver permitted the Company to borrow certain amounts under the Revolving Credit Facility to meet its working capital requirements; however the Company could not, without prior lender consent, (i) borrow any amounts under the Acquisition Facility, (ii) borrow any amounts under the Revolving Credit Facility in excess of the aggregate amount of the Revolving Credit Facility borrowings that the Company has repaid subsequent to January 31, 1999, or (iii) request the issuance of letters of credit, bid bonds or performance bonds in an aggregate amount after March 2, 1999 in excess of $5.0 million.

On August 2, 1999, the Company obtained an amendment to the New Credit Facility (the "Amendment") which cured past financial covenant violations and reset the financial covenants until April 2001. The Company is in compliance with the financial covenants under the New Credit Facility, as amended. The Amendment increased the cash availability under the Revolving Credit Facility from $35.7 million under the previous waiver agreement to $40.7 million. At September 8, 1999, after giving effect to the Amendment, the Company has, subject to certain conditions, the ability to borrow up to approximately $40.7 million under the Revolving Credit Facility, of which $19.1 million is outstanding. In addition, the Company has the ability to obtain letters of credit, bid bonds and performance bonds in an amount not to exceed $10.0 million in the aggregate of which $6.3 million have been issued.

In connection with, and as a condition to, the Amendment, certain of the current indirect equity holders in Holdings purchased a $5.0 million participation in the New Credit Facility and received certain non-voting equity interests in Holdings, consisting of 10% of the then outstanding common stock of Holdings and, subject to certain conditions, the right to receive additional shares of non-voting common stock of Holdings on December 3, 1999 for a total of 25% of the outstanding common stock of Holdings.

The Company incurred significant indebtedness in connection with the Recapitalization. As of September 8, 1999, the Company had approximately $279.4 million of indebtedness outstanding. Since the Recapitalization, the Company has been able to satisfy its cash requirements from cash generated by operations and borrowings under the Revolving Credit Facility. However, in order to have sufficient cash flow to satisfy its future cash needs for operations and debt service, the Company needs to be able to borrow under the Revolving Credit Facility in sufficient amounts and will have to materially improve cash generated from operations in the near future. The Company also anticipates incurring $2.0 million of cash expenditures during the fourth quarter of fiscal 1999 for severance and reorganization charges associated with continued restructuring of the Company's operations, in addition to cash needed for operations and capital expenditures.

Note 6 - Commitments and Contingencies

To secure the performance of sales contracts related to the Company's operations, MMH was contingently liable to financial institutions and others for the following at July 31, 1999: (i) $7.1 million of outstanding letters of credit and surety bonds under the New Credit Facility, (ii) $1.8 million under the Surety Arrangement for outstanding surety bonds and (iii) $3.8 million of surety bonds with other institutions. Prior to the Recapitalization Closing, HII and its affiliates (the "HII Group") provided credit support for the MHE

Business. As part of the Recapitalization, HII agreed to maintain in place credit support (including letters of credit and surety bonds) in existence at the Recapitalization Closing and the Company agreed to reimburse HII for any payments made by the HII Group with respect to such credit support. At July 31, 1999, approximately $27.0 million of HII Group letters of credit and surety bonds remained outstanding.

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

Note 7 - Income Taxes

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of net operating loss carryforwards. During the second quarter, the Company re-estimated its future operating results and determined its deferred tax asset valuation allowance required an increase of $5.9 million which was recognized as income tax expense. Additional valuation allowance provisions of $1.9 million were recorded during the third quarter. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets recorded will be realized. The amount of the deferred tax assets not considered realizable, however, could be increased in the near term if estimates of future taxable income are reduced.

Note 8 - Geographical Information

Geographical information for the nine months ended July 31, 1999 and 1998, respectively, are as follows:


                                          Sales to      Operating  End of Period
                 Total         Interarea  Unaffiliated  Income     Identifiable
                 Net Sales     Sales      Customers     (Loss)     Assets
                 ---------------------------------------------------------------

July 31, 1999
United States      $ 130,985   $    --     $ 130,985   $   2,230   $ 202,038
 Europe               36,889      (4,146)     32,743      (3,542)     51,012
 Other Foreign        48,750        --        48,750       3,539      46,797
 Interearea
 Eliminations         (4,146)      4,146        --          --          --
                ---------------------------------------------------------------
                   $ 212,478   $    --     $ 212,478   $   2,227   $ 299,847
                ===============================================================

                                          Sales to     Operating  End of Period
                 Total        Interarea   Unaffiliated Income     Identifiable
                 Net Sales    Sales       Customers    (Loss)     Assets
                 ---------------------------------------------------------------

July 31, 1998
 United States    $ 146,876   $    --     $ 146,876  $  14,240  $ 204,826
 Europe              54,647      (9,154)     45,493        683     58,888
 Other Foreign       39,306        --        39,306      3,388     33,431
 Interearea
 Eliminations        (9,154)      9,154        --         --         --
                 ---------------------------------------------------------------
                  $ 231,675   $    --     $ 231,675  $  18,311  $ 297,145
                ===============================================================

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

                                         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                            JULY 31, 1999
                                                             (UNAUDITED)
                                                       (Dollars in Thousands)
                                                                                           Consolidated
                                                                    Morris                 Morris                       Consolidated
                                                       Non          Material               Material   MMH                        MMH
                                          Guarantor    Guarantor    Handling               Handling   Holdings              Holdings
                                        Subsidiares    Subsidiares  Inc.     Eliminations  Inc.       Inc.      Eliminations    Inc.
                                          ------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents                   $2,046       $107        $-          $-     $2,153           $-       $-      $2,153
   Accounts receivable - net                   59,494      4,067         -           -     63,561            -        -      63,561
   Intercompany accounts receivable            24,163          -     4,500    (28,663)          -            -        -          -
   Inventories                                 40,474      3,094         -           -     43,568            -        -      43,568
   Other current assets                         7,913        742     6,143           -     14,798            -        -      14,798
                                          ------------------------------------------------------------------------------------------
                                              134,090      8,010    10,643    (28,663)    124,080            -        -     124,080
                                          ------------------------------------------------------------------------------------------
Property, Plant and Equipment                  37,557      2,737         -           -     40,294            -        -      40,294
                                          ------------------------------------------------------------------------------------------
  Other Assets
   Goodwill                                    39,458      2,726         -           -     42,184            -        -      42,184
   Debt financing costs                             -          -    17,313           -     17,313            -        -      17,313
   Noncurrent intercompany receivable           3,770          -    89,406    (93,176)          -            -        -           -
   Investment in affiliates                      (34)          -    64,937    (64,903)          -     (55,498)   55,498           -
   Deferred income taxes                            -          -    65,979           -     65,979            -        -      65,979
   Other                                        9,965          -        32           -      9,997            -        -       9,997
                                          ------------------------------------------------------------------------------------------
                                               53,159      2,726   237,667   (158,079)    135,473     (55,498)   55,498     135,473
                                          ------------------------------------------------------------------------------------------
                                             $224,806    $13,473  $248,310  $(186,742)   $299,847    $(55,498)  $55,498    $299,847
                                          ==========================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term notes payable and current
     portion of long-term obligations            $202        $40    $3,225          $-     $3,467           $-       $-      $3,467
   Revolving credit facility borrowings         7,203          -         -           -      7,203            -        -       7,203
   Bank overdrafts                                 13      1,876         -           -      1,889            -        -       1,889
   Trade accounts payable                      21,159      1,062         -           -     22,221            -        -      22,221
   Intercompany accounts payable                4,500      4,698    19,465    (28,663)          -            -        -           -
   Advance payments and progress billings      10,037          -         -           -     10,037            -        -      10,037
   Accrued interest                                 -          -     6,444           -      6,444            -        -       6,444
   Other current liabilities                   21,575        942     (734)           -     21,783            -        -      21,783
                                          ------------------------------------------------------------------------------------------
                                               64,689      8,618    28,400    (28,663)     73,044            -        -      73,044
Revolving Credit Facility Borrowings                -          -    18,000           -     18,000            -        -      18,000
Term Loans                                          -          -    49,713           -     49,713            -        -      49,713
Acquisition Facility Line Borrowings                -          -     7,430           -      7,430            -        -       7,430
Senior Notes                                        -          -   200,000                200,000                           200,000
Other Long-Term Borrowings                      1,974        598         -           -      2,572            -        -       2,572
Noncurrent Intercompany Payable                89,406      3,770         -    (93,176)          -            -        -           -
Deferred Income Taxes                           2,578          -         -           -      2,578            -        -       2,578
Other Long-Term Liabilities                     1,222                  265                  1,487                             1,487
Minority Interest                                   -          -         -         521        521            -        -         521
Mandatorily Redeemable Preferred Stock              -          -         -           -          -      104,911        -     104,911
Stockholders' Equity                           64,937        487  (55,498)    (65,424)   (55,498)    (160,409)   55,498   (160,409)
                                          ------------------------------------------------------------------------------------------
                                             $224,806    $13,473  $248,310  $(186,742)   $299,847    $(55,498)  $55,498    $299,847
                                          ==========================================================================================

                                         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                          OCTOBER 31, 1998
                                                       (Dollars in Thousands)
                                                                                          Consolidated
                                                                   Morris                 Morris                       Consolidated
                                                      Non          Material               Material   MMH                        MMH
                                          Guarantor   Guarantor    Handling               Handling   Holdings              Holdings
                                        Subsidiares   Subsidiares  Inc.     Eliminations  Inc.       Inc.      Eliminations    Inc.
                                          ------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents                   $2,214     $320         $-            $-      $2,534          0          0     $2,534
   Accounts receivable - net                   76,000    5,947          -             -      81,947                           81,947
   Intercompany accounts receivable            20,687        -      6,915      (27,602)           -                                -
   Inventories                                 39,749    2,812          -             -      42,561                           42,561
   Other current assets                         5,218      384      5,865             -      11,467                           11,467
                                             ---------------------------------------------------------------------------------------
                                              143,868    9,463     12,780      (27,602)     138,509           -          -   138,509
                                             ---------------------------------------------------------------------------------------
Property, Plant and Equipment                  38,295    2,775          -             -      41,070                           41,070
                                             ---------------------------------------------------------------------------------------
Other Assets
   Goodwill                                    37,767    2,076          -             -      39,843                           39,843
   Debt financing costs                             -        -     18,905             -      18,905                           18,905
   Noncurrent intercompany receivable           3,853        -     83,416      (87,269)           -                                -
   Investment in affiliates                       331        -     66,732      (67,063)           -    (31,842)     31,842         -
   Deferred income taxes                            -        -     65,979             -      65,979                           65,979
   Other                                        6,691        -          -             -       6,691                            6,691
                                             ---------------------------------------------------------------------------------------
                                               48,642    2,076    235,032     (154,332)     131,418    (31,842)     31,842   131,418
                                             ---------------------------------------------------------------------------------------
                                             $230,805  $14,314   $247,812    $(181,934)    $310,997   $(31,842)    $31,842  $310,997
                                             =======================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term notes payable and current
     portion of long-term obligations            $122      $40     $2,100                    $2,262                           $2,262
   Bank overdrafts                                  -    1,252          -                     1,252                            1,252
   Trade accounts payable                      30,539    2,354          -                    32,893                           32,893
   Intercompany accounts payable                6,915    4,130     16,557      (27,602)           -                                -
   Advance payments and progress billings       9,394        5          -                     9,399                            9,399
   Accrued interest                                 -        -      2,201                     2,201                            2,201
   Other current liabilities                   29,763    1,329    (1,146)                    29,946                           29,946
                                             ---------------------------------------------------------------------------------------
                                               76,733    9,110     19,712      (27,602)      77,953           -          -    77,953
                                             ---------------------------------------------------------------------------------------
Revolving Credit Facility Borrowings                -        -      1,200                     1,200                            1,200
Term loans                                          -        -     52,225             -      52,225                           52,225
Acquisition Facility Line Borrowings                -        -      6,194             -       6,194                            6,194
Senior Notes                                        -        -    200,000             -     200,000                          200,000
Other Long-Term Obligations                     1,226      656        323             -       2,205                            2,205
Noncurrent Intercompany Payable                83,416    3,853          -      (87,269)           -                                -
Deferred Income Taxes                           2,698        -          -             -       2,698                            2,698

Minority Interest                                   -        -          -           364         364                              364
Mandatorily Redeemable Preferred Stock              -        -          -             -           -      95,351               95,351
Stockholders' Equity                           66,732      695   (31,842)      (67,427)    (31,842)   (127,193)     31,842 (127,193)
                                             ---------------------------------------------------------------------------------------
                                             $154,072  $14,314   $247,812    $(181,934)    $310,997   $(31,842)    $31,842  $310,997
                                             =======================================================================================

                                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                             (UNAUDITED)
                                                       (Dollars in Thousands)
                                                                 FOR THE NINE MONTHS ENDED JULY 31, 1999
                                          ------------------------------------------------------------------------------------------
                                                                                          Consolidated
                                                                   Morris                 Morris                       Consolidated
                                                      Non          Material               Material   MMH                        MMH
                                          Guarantor   Guarantor    Handling               Handling   Holdings              Holdings
                                        Subsidiares   Subsidiares  Inc.     Eliminations  Inc.       Inc.      Eliminations     Inc.
                                          ------------------------------------------------------------------------------------------
Revenues
  Net Sales                             $ 200,730   $  12,347     $  -      $    (599)  $ 212,478       $-          $-     $ 212,478
  Other Income - net                          600        --          --          --           600        --          --          600
                                        -------------------------------------------------------------------------------------------
                                          201,330      12,347        --          (599)    213,078        --          --      213,078
Cost of Sales                             148,388       9,477        --          (599)    157,266        --          --      157,266
Selling, General and
   Administrative Expenses                 49,340       2,743       1,502        --        53,585        --          --       53,585
                                        -------------------------------------------------------------------------------------------
Operating Income (Loss)                     3,602         127      (1,502)       --         2,227        --          --        2,227
Interest (Expense) Income - net
   Affiliates                              (4,719)       (281)      5,000        --          --          --          --           --
   Third Party                               (542)       (342)    (21,068)       --       (21,952)       --          --     (21,952)
                                         -------------------------------------------------------------------------------------------
Loss Before Income Taxes, Equity in
  Earnings (Loss) of Subsidiaries and
  Minority Interest                        (1,659)       (496)    (17,570)       --       (19,725)       --          --     (19,725)
Provision for Income Taxes                 (1,641)       --          --          --        (1,641)       --          --      (1,641)
Equity in Earnings (Loss) of Subsidiaries    (456)       --        (3,756)      4,212        --       (21,326)     21,326         --
Minority Interest                            --          --          --            40          40        --          --           40
                                         -------------------------------------------------------------------------------------------
Net Income (Loss)                       $  (3,756)  $    (496)  $ (21,326)  $   4,252   $ (21,326)  $ (21,326)  $  21,326  $(21,326)
                                         ===========================================================================================

                                                               FOR THE THREE MONTHS ENDED JULY 31, 1999
                                        -------------------------------------------------------------------------------------------
                                                                                          Consolidated
                                                                   Morris                 Morris                       Consolidated
                                                      Non          Material               Material   MMH                        MMH
                                          Guarantor   Guarantor    Handling               Handling   Holdings              Holdings
                                        Subsidiares   Subsidiares  Inc.     Eliminations  Inc.       Inc.      Eliminations    Inc.
                                        -------------------------------------------------------------------------------------------
Revenues
 Net Sales                            $ 69,016   $  3,940       $-           $    (247)  $ 72,709      $-         $-     $ 72,709
 Other Income - net                        453       --         --                --          453       --         --         453
                                       -------------------------------------------------------------------------------------------
                                        69,469      3,940       --                (247)    73,162       --         --      73,162
Cost of Sales                           49,386      3,071       --                (247)    52,210       --         --      52,210
Selling, General and
   Administrative Expenses              16,554        917        827              --       18,298       --         --      18,298
                                        -------------------------------------------------------------------------------------------
Operating Income (Loss)                  3,529        (48)      (827)             --        2,654       --         --       2,654
Interest (Expense) Income - net
   Affiliates                           (1,545)       (89)     1,634              --         --         --         --        --
   Third Party                            (237)      (102)    (7,182)             --       (7,521)      --         --      (7,521)
                                         -------------------------------------------------------------------------------------------
Loss Before Income Taxes, Equity in
 Earnings (Loss) of Subsidiaries and
 Minority Interest                       1,747       (239)    (6,375)             --       (4,867)      --         --      (4,867)
Provision for Income Taxes                (576)      --         --                --         (576)      --         --        (576)
Equity in Earnings(Loss)of Subsidiaries   (226)      --          945             (719)       --       (5,430)     5,430      --
Minority Interest                         --         --         --                 13         13       --         --          13
                                        -------------------------------------------------------------------------------------------
Net Income (Loss)                     $    945   $   (239)  $ (5,430)        $   (706)  $ (5,430)   $ (5,430)  $  5,430  $ (5,430)
                                        ===========================================================================================

                                          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                             (UNAUDITED)
                                                       (Dollars in Thousands)
                                                         FOR THE NINE MONTHS ENDED JULY 31, 1998
                                        -------------------------------------------------------------------------------------------
                                                                                          Consolidated
                                                                   Morris                 Morris                       Consolidated
                                                      Non          Material               Material   MMH                        MMH
                                          Guarantor   Guarantor    Handling               Handling   Holdings              Holdings
                                        Subsidiares   Subsidiares  Inc.     Eliminations  Inc.       Inc.      Eliminations    Inc.
                                        --------------------------------------------------------------------------------------------
Revenues
   Net Sales                           $ 219,633   $  16,449     $  --     $  (4,407)  $ 231,675    $   --     $   --     $ 231,675
   Other Income - net                      1,117        --          --                     1,117        --         --         1,117
                                         -------------------------------------------------------------------------------------------
                                         220,750      16,449        --        (4,407)    232,792        --         --       232,792
Cost of Sales                            158,828      12,903        --        (4,407)    167,324        --         --       167,324
Selling, General and
   Administrative Expenses                40,507       3,256         333        --        44,096        --         --        44,096
HII Management Fee                         1,155        --          --          --         1,155        --         --         1,155
Non-Recurring Employee Benefit Costs         690        --         1,216        --         1,906        --         --         1,906
                                        -------------------------------------------------------------------------------------------
Operating Income (Loss)                   19,570         290      (1,549)       --        18,311        --         --        18,311
Interest (Expense) Income - net
   Affiliates                             (3,726)       (124)      2,402        --        (1,448)       --         --        (1,448)
   Third Party                              (204)       (401)     (9,111)       --        (9,716)       --         --        (9,716)
                                         -------------------------------------------------------------------------------------------
Income (Loss) Before Income
  Taxes, Equity in Earnings (Loss)
  of Subsidiaries and Minority Interest   15,640        (235)     (8,258)       --         7,147        --         --         7,147
Provision for Income Taxes                (2,896)       --          --          --        (2,896)       --         --        (2,896)
Equity in Earnings(Loss)of Subsidiaries     (201)       --        12,543     (12,342)       --         4,285     (4,285)       --
Minority Interest                           --          --          --            34          34        --         --            34
                                        -------------------------------------------------------------------------------------------
Net Income (Loss)                      $  12,543   $    (235)  $   4,285   $ (12,308)  $   4,285   $   4,285  $  (4,285)  $   4,285
                                        ===========================================================================================

                                                        FOR THE THREE MONTHS ENDED JULY 31, 1998
                                         -------------------------------------------------------------------------------------------
                                                                                          Consolidated
                                                                   Morris                 Morris                       Consolidated
                                                      Non          Material               Material   MMH                        MMH
                                          Guarantor   Guarantor    Handling               Handling   Holdings              Holdings
                                        Subsidiares   Subsidiares  Inc.     Eliminations  Inc.       Inc.      Eliminations    Inc.
                                          ------------------------------------------------------------------------------------------
Revenues
   Net Sales                           $  70,422   $   5,135    $   --     $  (1,131)  $  74,426     $  --    $    --     $  74,426
   Other Income - net                        391        --          --          --           391        --         --           391
                                        -------------------------------------------------------------------------------------------
                                          70,813       5,135        --        (1,131)     74,817        --         --        74,817
Cost of Sales                             49,252       4,031        --        (1,131)     52,152        --         --        52,152
Selling, General and
   Administrative Expenses                13,400         932         250        --        14,582        --         --        14,582
HII Management Fee                          --          --          --          --          --          --         --          --
Non-Recurring Employee
 Benefit Costs                              --          --          --          --          --          --         --          --
                                        -------------------------------------------------------------------------------------------
Operating Income (Loss)                    8,161         172        (250)       --         8,083        --         --         8,083
Interest (Expense) Income-net
   Affiliates                             (1,651)        (37)      1,688        --          --          --         --          --
   Third Party                                (6)       (119)     (6,888)       --        (7,013)       --         --        (7,013)
                                        -------------------------------------------------------------------------------------------
Income (Loss) Before Income
  Taxes, Equity in Earnings (Loss)
  of Subsidiaries and Minority Interest    6,504          16      (5,450)       --         1,070        --         --         1,070
Benefit (Provision) for
 Income Taxes                               (450)       --          --          --          (450)       --         --          (450)
Equity in Earnings(Loss)of Subsidiaries       12        --         6,066      (6,078)       --           616       (616)       --
Minority Interest                           --          --          --            (4)         (4)       --         --            (4)
                                        -------------------------------------------------------------------------------------------
Net Income (Loss)                      $   6,066   $      16   $     616   $  (6,082)  $     616   $     616  $    (616)  $     616
                                        ==========================================================================================

                                          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
                                                             CASH FLOWS
                                               FOR THE NINE MONTHS ENDED JULY 31, 1999
                                                             (UNAUDITED)
                                                       (Dollars in Thousands)
                                         -------------------------------------------------------------------------------------------
                                                                                          Consolidated
                                                                   Morris                 Morris                       Consolidated
                                                      Non          Material               Material   MMH                        MMH
                                          Guarantor   Guarantor    Handling               Handling   Holdings              Holdings
                                        Subsidiares   Subsidiares  Inc.     Eliminations  Inc.       Inc.      Eliminations    Inc.
                                          ------------------------------------------------------------------------------------------
Operating Activities
 Net income (loss)                       $ (3,756)   $   (496)   $(21,326)   $  4,252    $(21,326)   $(21,326)   $ 21,326  $(21,326)
 Add (deduct) - items not
 affecting cash used
 for operating activities:
 Depreciation and amortization              5,837         220        --          --         6,057        --          --        6,057
 Amortization of debt financing costs        --          --         1,603        --         1,603        --          --        1,603
 Equity in (earnings) loss of subsidiaries    456        --         3,756      (4,212)       --        21,326     (21,326)       --
 Deferred income taxes - net                 --          --            41        --            41        --          --           41
 Other                                       --          --          --           (40)        (40)       --          --         (40)
 Changes in working capital,
 excluding the effects of acquisition opening
 balance sheets:
   Accounts receivable                     17,410         802        --          --        18,212        --          --       18,212
   Inventories                                404        (370)       --          --            34        --          --           34
   Other current assets                    (5,528)       (367)      2,133        --        (3,762)       --          --      (3,762)
   Trade accounts payable and
   bank overdrafts                        (10,075)       (437)       --          --       (10,512)       --          --     (10,512)
   Accrued interest                          --          --         4,243        --         4,243        --          --        4,243
   Other current liabilities              (10,358)        302       3,319        --        (6,737)       --          --      (6,737)
                                          ------------------------------------------------------------------------------------------
 Net cash provided by (used for)
 operating activities                      (5,610)       (346)     (6,231)       --       (12,187)       --          --     (12,187)
                                          ------------------------------------------------------------------------------------------
 Investment and Other Transactions
  Capital expenditures - net               (6,117)        (91)       --          --        (6,208)       --          --      (6,208)
  Acquisition of businesses -
  net of cash acquired                     (5,070)       --          --          --        (5,070)       --          --      (5,070)
  Net issuance of loans to
  senior management                          --          --           (80)       --           (80)       --          --         (80)
  Other - net                                (841)        271        --          --          (570)       --          --        (570)
                                          ------------------------------------------------------------------------------------------
  Net cash used for investment
  and other transactions                  (12,028)        180         (80)       --       (11,928)       --          --     (11,928)
                                          ------------------------------------------------------------------------------------------
Financing Activities
   Changes in short-term debt, notes payable
   and Revolving Credit Facility borrowings 7,149         (31)     16,798        --        23,916        --          --      23,916
   Proceeds from Acquisition
   Facility Line borrowings                  --          --         1,235        --         1,235        --          --       1,235
   Distribution from parent                10,334        --       (10,334)       --          --          --          --          --
   Repayments of long-term obligations       --          --        (1,388)       --        (1,388)       --          --      (1,388)
                                          ------------------------------------------------------------------------------------------
   Net cash provided by (used for)
   financing activities                    17,483         (31)      6,311        --        23,763        --          --       23,763
                                          ------------------------------------------------------------------------------------------
Effect of Exchange Rate
  Changes on Cash and Cash Equivalents       (13)         (16)       --          --           (29)       --          --         (29)
                                          ------------------------------------------------------------------------------------------
  Decrease in Cash and Cash Equivalents     (168)        (213)       --          --          (381)       --          --       (381)
 Cash and Cash Equivalents
 Beginning of Period                        2,214         320        --          --         2,534        --          --        2,534
                                          ------------------------------------------------------------------------------------------
 End of Period                           $  2,046    $    107    $   --      $   --      $  2,153    $   --      $   --     $  2,153
                                          ==========================================================================================

                                           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT
                                                            OF CASH FLOWS
                                               FOR THE NINE MONTHS ENDED JULY 31, 1998
                                                             (UNAUDITED)
                                                       (Dollars in Thousands)
                                          ------------------------------------------------------------------------------------------
                                                                                          Consolidated
                                                                   Morris                 Morris                       Consolidated
                                                      Non          Material               Material   MMH                        MMH
                                          Guarantor   Guarantor    Handling               Handling   Holdings              Holdings
                                        Subsidiares   Subsidiares  Inc.     Eliminations  Inc.       Inc.      Eliminations    Inc.
                                          ------------------------------------------------------------------------------------------
Operating Activities
 Net income (loss)                       $  12,543  $     (235) $    4,285   $ (12,308)   $  4,285   $   4,285 $    (4,285) $  4,285
 Add (deduct) - items not
 affecting cash used for
 operating activities:
   Depreciation and amortization             4,857         339        --          --         5,196        --          --       5,196
   Amortization of debt financing costs       --          --           655        --           655        --          --         655
   Equity in (earnings) loss of subsidiaries   201        --       (12,543)     12,342        --        (4,285)      4,285       --
   Deferred income taxes-net                   411        --          --          --           411        --          --         411
   Divestiture bonus                          --          --         1,216        --         1,216        --          --       1,216
   Other                                      --          --          --           (34)        (34)       --          --        (34)
 Changes in working  capital, excluding the
 effects of acquisition  opening balance sheets:
   Accounts receivable                       2,771       1,475        --          --         4,246        --          --       4,246
   Inventories                              (7,011)      1,448        --          --        (5,563)       --          --     (5,563)
   Other current assets                       (639)     (1,090)       (737)       --        (2,466)       --          --     (2,466)
   Trade accounts payable and
   bank overdrafts                         (11,446)     (2,658)       --          --       (14,104)       --          --    (14,104)
   Accrued interest                           --          --         6,884        --         6,884        --          --       6,884
   Other current liabilities                (2,262)      1,400        --          --          (862)       --          --       (862)
   Activity with parent and
   other affiliates-net                      4,745        (595)     (2,402)       --         1,748        --          --       1,748
                                          ------------------------------------------------------------------------------------------
 Net cash provided by (used for)
 operating activities                        4,170          84      (2,642)       --         1,612        --          --       1,612
                                          ------------------------------------------------------------------------------------------
Investment and Other Transactions
  Capital expenditures - net                (3,450)       (106)       --          --        (3,556)       --          --     (3,556)
  Acquisition of businesses -
   net of cash acquired                     (3,203)       --          --          --        (3,203)       --          --     (3,203)
  Net issuance of loans to
   senior management                          --          --          (900)       --          (900)       --          --       (900)
  Other - net                               (1,147)        206        --          --          (941)       --          --       (941)
                                          ------------------------------------------------------------------------------------------
  Net cash provided by (used for)
  investment and other transactions         (7,800)        100        (900)       --        (8,600)       --          --     (8,600)
                                          ------------------------------------------------------------------------------------------
Financing Activities
Changes in short-term debt,
 notes payable and Revolving
  Credit Facility borrowings                 6,361         (37)       --          --         6,324        --          --       6,324
  Proceeds from Senior Note Offering          --          --       200,000        --       200,000        --          --     200,000
  Proceeds from New Credit Facility           --          --        55,000        --        55,000        --          --      55,000
  Redemption of shares held by Holdings       --          --      (233,087)       --      (233,087)    233,087        --         --
  Redemption of common stock and
   preferred stock                            --          --          --          --          --      (287,000)       --   (287,000)
  Net proceeds from issuance of
   Series A preferred stock and
   related common shares                      --          --          --          --          --        57,094        --      57,094
  Stock redemption transactions costs         --          --          --          --          --        (3,181)       --     (3,181)
  Debt financing costs                        --          --       (18,889)       --       (18,889)       --          --    (18,889)
  Distribution from parent                    (856)       --           856        --          --          --          --         --
  Repayments of long-term obligations         --          --          (338)       --          (338)       --          --       (338)
                                          ------------------------------------------------------------------------------------------
 Net cash provided by (used for)
   financing activities                      5,505         (37)      3,542        --         9,010        --          --       9,010
                                          ------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                           38         (10)       --          --            28        --          --          28
                                          ------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents        1,913         137        --          --         2,050        --          --       2,050
Cash and Cash Equivalents
     Beginning of Period                     1,393         139        --          --         1,532        --          --       1,532
                                          ------------------------------------------------------------------------------------------
     End of Period                       $   3,306   $     276   $    --     $    --    $    3,582    $   --      $   --   $   3,582
                                          ==========================================================================================

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

In conjunction with the Recapitalization, which closed on March 30, 1998 (the "Recapitalization Closing"), Holdings sold $60.0 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings' Series A Senior Exchangeable Preferred Stock (the "Holdings Series A Senior Preferred Stock") and 720 shares of non-voting common stock, to institutional investors. In addition, MMH sold $200.0 million aggregate principal amount of its 9 1/2% Senior Notes due 2008 (the "Senior Notes") and entered into a senior secured credit facility ("the New Credit Facility"). The New Credit Facility included $55.0 million of term loans, a revolving credit facility (the "Revolving Credit Facility") and an acquisition facility (the "Acquisition Facility"). The Revolving Credit Facility provided the Company with up to $70.0 million of available borrowings (of which $15.0 million is required under the indenture that governs the Senior Notes (the "Note Indenture") to be reserved for issuance of letters of credit) for working capital, acquisitions and other corporate purposes, subject to compliance with certain conditions. The Acquisition Facility permitted the Company to borrow up to $30.0 million until the third anniversary of the Recapitalization Closing to finance acquisitions, subject to compliance with certain conditions. As discussed below, the New Credit Facility was amended on August 2, 1999. See "Liquidity and Capital Resources." As amended, the New Credit Facility provides $52.9 million of term loans, the Revolving Credit Facility provides $50.7 million of available borrowings ($10.0 million of which is required to be reserved for issuance of letters of credit), and the Acquisition Facility provides for $12.4 million of borrowings ($7.4 million of which was previously funded by the lenders under the New Credit Facility and $5.0 million of which was funded by indirect equity holders in Holdings) for acquisitions and general corporate purposes.

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

On August 27, 1999, Holdings issued additional shares of its non-voting common stock in connection with the August 2, 1999 amendment of the New Credit Facility. As a result, at September 8, 1999, MHE Investments owns approximately 65.3% of the Holdings Common Stock, HarnCo owns approximately 18.7% of the Holdings Common Stock, institutional investors own approximately 6.0% of the Holdings Common Stock, and certain indirect equity holders in MHE Investments own approximately 10.0% of the Holdings Common Stock.

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

At the Recapitalization Closing, MMH entered into a number of agreements pursuant to which HII and its affiliates will continue to provide to MMH and to its subsidiaries located in the United States, on an interim basis and under substantially the same terms and conditions as before the closing, certain products and services. In addition, HII and MMH entered into a credit indemnification agreement (the "Credit Indemnification Agreement") pursuant to which HII will maintain in place the credit support obligations in existence at the Recapitalization Closing but have no further duty to extend, renew or enter into any new credit support obligations (except as to the MHE Business obligations existing at the Recapitalization Closing). Under the Credit Indemnification Agreement, MMH is required to pay HII, in advance, an annual fee equal to 1% of the amounts outstanding under each letter of credit and bond provided by HII and its affiliates (approximately $27.0 million as of July 31,
1999). MMH estimates that the amount to be paid for calendar year 1999 is $223,000. MMH paid a pro-rated fee of $290,000 for calendar year 1998. HII is required to refund the Company on a quarterly basis a pro-rata portion of the annual fee for any reductions in the outstanding amount of credit that occurred during such quarter. In addition, the Company will reimburse HII for certain future fees and expenses. The Company also entered into a surety arrangement (the "Surety Arrangement") to provide credit support for its post-Recapitalization Closing operations.

In connection with the Recapitalization, the Company also entered into a trademark license agreement with an affiliate of HarnCo, pursuant to which the Company has the right to use the P&H trademark with respect to all MHE Business products on a worldwide exclusive basis from the date of the Recapitalization
Closing until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, the Company or their parents or successors (and for an additional seven years thereafter for aftermarket products and services). The royalty fee for use of the trademark is 0.75% of the aggregate net sales of the MHE Business for the ten year period which commenced March 30, 1999. The Company accrued $778,000 of expenses for royalty fees in the period from March 30, 1999 to July 31, 1999.

As discussed below, however, the Company could be materially adversely affected by the fact that HII and certain of its United States affiliates have recently filed for bankruptcy protection. See "Recent Developments."

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

Acquisitions

During the nine months ended July 31, 1999, the Company completed one acquisition with an aggregate purchase price of $3.2 million, net of cash acquired. During 1998, the Company completed several acquisitions for an aggregate purchase price of $8.9 million, net of cash acquired. These acquisitions were related to the Company's aftermarket business and were accounted for as purchase transactions with the purchase prices allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill of the transactions, $1.9 million for the 1999 transaction and $8.3 million for the 1998 transactions, is being amortized over 30 to 40 years. The 1999 acquisition and one 1998 acquisition were partially financed by the sellers, resulting in deferred purchase price which will be paid in 2004 and 2005 (in the case of the 1999 acquisition) and in installments through 2006 (in the case of one 1998 acquisition).

During the nine months ended July 31, 1999, the Company made final consideration payments of $1.5 million related to two 1998 acquisitions. With respect to a 1995 acquisition, the Company made a final contingent consideration payment of $1.4 million in the nine months ended July 31, 1999. Additionally, a payment of $100,000 was made toward the 1998 acquisition that was partially financed by the seller. On a pro forma basis, the 1999 and 1998 acquisitions were not material to results of operations reported for the nine months ended July 31, 1999 and accordingly, such information is not presented.

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

                                        SUPPLEMENTAL FINANCIAL DATA
                                           (Dollars in Millions)

                           Three Months Ended  Three Months Ended     Nine Months Ended   Nine Months Ended
                              July 31, 1999      July 31, 1998          July 31, 1999         July 31, 1998
                           -------------------  -------------------   -------------------  ------------------
                           -------------------  -------------------   -------------------  ------------------
                                    Percent of           Percent of            Percent of          Percent of
                               $     net sales      $     net sales       $     net sales    $      net sales
                           -------------------  -------------------   -------------------  ------------------
                           -------------------  -------------------   -------------------  ------------------

Net sales                      72.7     100.0%      74.4     100.0%      212.5     100.0%      231.7    100.0%
Other income - net              0.5       0.7%       0.4       0.5%        0.6       0.3%        1.1      0.5%
Cost of sales                  52.2      71.8%      52.2      70.2%      157.3      74.0%      167.3     72.2%
Selling, general and
  administrative expenses      18.3      25.2%      14.6      19.6%       53.6      25.2%       44.1     19.0%
Other costs                  --           0.0%    --           0.0%     --           0.0%        3.1      1.3%
Operating income                2.7       3.7%       8.1      10.9%        2.2       1.0%       18.3      7.9%
Interest expense               (7.5)    -10.3%      (7.0)     -9.4%      (22.0)    -10.4%      (11.2)    -4.8%
Tax provision                  (0.6)     -0.8%      (0.5)     -0.7%       (1.6)     -0.8%       (2.9)    -1.3%
Net income (loss)              (5.4)     -7.4%       0.6       0.8%      (21.3)    -10.0%        4.3      1.9%

Nine months ended July 31, 1999 as Compared to Nine months ended July 31, 1998

Net sales for the nine months ended July 31, 1999 ("First Nine Months 1999") decreased $19.2 million or 8.3% to $212.5 million from $231.7 million for the nine months ended July 31, 1998 ("First Nine Months 1998"). The decrease in net sales was primarily caused by the following: (i) a decrease of $9.4 million in engineered crane sales worldwide largely due to the fact that First Nine Months

1998 included $8.4 million in container crane sales in the United Kingdom without any corresponding sales in First Nine Months 1999; (ii) a decrease of $9.2 million in hoists and component sales primarily resulting from a softness in certain European and Asian markets; (iii) a $3.1 million decrease in standard crane sales primarily caused by decreased sales in Europe and South Africa, offset, in part, by increased sales in the United States, Mexico and Australia;
(iv) a decrease in overall parts sales of $2.7 million caused primarily by delays by certain suppliers; and (v) a decrease in modernization sales of $0.9 million. These decreases were partially offset by an increase in service sales of $6.1 million.

Cost of sales decreased $10.0 million or 6.0% to $157.3 million in First Nine Months 1999 from $167.3 million in First Nine Months 1998 primarily due to the lower sales volumes described above. However, cost of sales increased as a percentage of net sales from 72.2% in First Nine Months 1998 to 74.0% in First Nine Months 1999 due to the lower level of volume in manufacturing operations tied to the decrease in machine sales. Additionally, the Company experienced $1.6 million in special charges during First Nine Months 1999 related to revised estimates of inventory obsolescence, warranty reserves and contract completion costs.

Selling, general and administrative expenses increased $9.5 million or 21.5% to $53.6 million in First Nine Months 1999 from $44.1 million in First Nine Months 1998. The primary cause was $3.3 million of special charges related to provisions for certain delinquent accounts receivable and changes in management (severance and recruiting costs). Additional causes were: (i) the increased administrative resources necessary to replace functions formerly performed by HII and their affiliates, including information systems and certain accounting and human resource functions; (ii) increased consulting costs; and (iii) increases due to the fiscal 1999 and 1998 acquisitions. Selling, general and administrative expenses in First Nine Months 1999 also included approximately $0.7 million of management fees compared to $0.3 million in First Nine Months 1998. Additionally, selling, general and administrative expenses in First Nine Months 1999 included approximately $0.8 million in royalties owed to HII for use of the P&H trademark after March 30, 1999. These increases were offset by savings incurred due to the fiscal 1998 restructuring of the United Kingdom and United States manufacturing operations and other cost-reduction measures. The Company also anticipates incurring $2.0 million of cash expenditures during the fourth quarter of fiscal 1999 for severance and reorganization charges associated with continued restructuring of the Company's operations, in addition to cash needed for operations and capital expenditures.

Parent management fees allocated by HII (prior to the Recapitalization), which represented an allocation of HII's corporate expenses, were $1.2 million in First Nine Months 1998. Additionally, $1.2 million of incentives to certain members of management and $0.7 million of non-recurring employee benefit costs, both related to the Recapitalization and restructuring of the Company, were recognized in First Nine Months 1998.

Approximately $22.0 million in interest expense was recorded in First Nine Months 1999. The components include $17.7 million related to the debt issued in connection with the Recapitalization and related commitment fees, $1.8 million related to borrowings for working capital and acquisition funding, a $0.4 million fee paid in conjunction with the waiver of the debt covenant violations, $0.4 million related to other borrowings, $1.6 million in amortization of financing costs recognized during the Recapitalization and $0.1 in amortization of a credit support fee payable to HII. Interest expense for First Nine Months 1998 included $1.5 million related to borrowings from HII and affiliates (prior to the Recapitalization), $8.2 million related to the debt issued in connection with the Recapitalization, $0.6 million on borrowings for working capital, $0.7 million in amortization of financing costs and $0.2 million in amortization of a credit support fee payable to HII. The Company paid $16.0 million in interest, waiver fees and commitment fees during First Nine Months 1999.

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of net operating loss carryforwards. During First Nine Months 1999, the Company re-estimated its future operating results and determined its deferred tax asset valuation allowance required an increase of $7.8 million which was recognized as income tax expense. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets recorded will be realized. The amount of deferred tax assets not considered realizable, however, could be increased in the near term if estimates of future taxable income are reduced.

The tax expense recorded of $1.6 million resulted primarily from profitable operations in Canada and from state income tax liabilities.

The Company's backlog of orders at July 31, 1999 was approximately $94.2 million compared to approximately $83.3 million at July 31, 1998. Bookings in First Nine Months 1999 were $209.3 million compared to $217.3 million in First Nine Months 1998.

Three Months Ended July 31, 1999 as Compared to Three Months Ended July 31, 1998

Net sales for the three months ended July 31, 1999 ("Third Quarter 1999") decreased $1.7 million or 2.3% to $72.7 million from $74.4 million for the three months ended July 31, 1998 ("Third Quarter 1998"). The decrease in net sales was primarily caused by the following: (i) a decrease of $2.2 million in hoists and component sales primarily resulting from a softness in particular Asian markets;
(ii) a $1.7 million decrease in modernization sales; and (iii) a decrease of $1.1 million in engineered crane sales worldwide due to decreases in container crane sales in the United Kingdom. These decreases were partially offset by increases in standard cranes ($1.3 million), overall service sales ($1.1 million) and overall parts sales ($0.9 million).

Cost of sales remained consistent at $52.2 million in Third Quarter 1999 compared to Third Quarter 1998 despite the lower sales volumes described above. Cost of sales increased as a percentage of net sales from 70.2% in Third Quarter 1998 to 71.8% in Third Quarter 1999 due to the lower level of volume in manufacturing operations tied to the decrease in machine sales. Additionally, the Company experienced $0.2 million in special charges related to contract completion costs.

Selling, general and administrative expenses increased $3.7 million or 25.3% to $18.3 million in Third Quarter 1999 from $14.6 million in Third Quarter 1998. The primary causes were the increased administrative resources necessary to replace functions, formerly performed by HII and their affiliates, including information systems and certain accounting and human resource functions and increases due to the fiscal 1999 and 1998 acquisitions. Also, selling, general and administrative expenses in Third Quarter 1999 included approximately $0.6 million in royalties owed to HII for use of the P&H trademark and $0.4 million in special severance charges related to continued company restructuring. These increases were offset by savings incurred due to the fiscal 1998 restructuring of the United Kingdom and United States manufacturing operations and other cost-reduction measures.

Approximately $7.5 million in interest expense was recorded in Third Quarter 1999. The components included $5.9 million related to the debt issued in connection with the Recapitalization and related commitment fees, $0.8 million related to borrowings for working capital and acquisition funding, $0.1 million related to other borrowings, $0.6 million in amortization of financing costs recognized during the Recapitalization and $0.1 in amortization of a credit support fee payable to HII. Interest expense for Third Quarter 1998 consisted of $6.1 million related to the debt issued in connection with the Recapitalization, $0.1 million for working capital, $0.6 million in amortization of financing costs and $0.2 in amortization of a credit support fee payable to HII. The Company paid $2.2 million in interest, waiver fees and commitment fees during Third Quarter 1999.

The tax expense recorded of $0.6 million in Third Quarter 1999 resulted primarily from profitable operations in Canada and from state income tax liabilities.

The Company's backlog of orders at July 31, 1999 was approximately $94.2 million compared to approximately $83.3 million at July 31, 1998. Bookings in Third Quarter 1999 were $69.7 million compared to $54.2 million in Third Quarter 1998. The change in bookings was primarily due to several large orders in Third Quarter 1999 which did not occur in Third Quarter 1998.

Liquidity and Capital Resources

The majority of the Company's sales of products and services are recorded as products are shipped or services are rendered. Revenue on certain long-term contracts is recorded using the percentage-of-completion method. Net cash flow from operations is affected by the volume of, and the timing of payments under, percentage-of-completion long-term contracts.

Net cash used for operating activities was $12.2 million in First Nine Months 1999 compared to net cash flow provided by operating activities of $1.6 million in First Nine Months 1998. The $13.8 million decrease in operating cash flow was due primarily to a $25.6 million decrease in net income, offset by an $11.6 million increase in cash flow resulting from a net decrease in working capital and a $1.8 million increase in depreciation and amortization.

Net cash used for investment and other transactions for First Nine Months 1999 and First Nine Months 1998 was $11.9 million and $8.6 million, respectively. During the First Nine Months 1999, $5.1 million of cash was used for an acquisition related to the Company's aftermarket business and for payments made with respect to three earlier acquisitions versus $3.2 million used for 1998 acquisitions. Additionally, capital expenditures increased to $6.2 million in First Nine Months 1999 from $3.6 million in First Nine Months 1998. The First Nine Months 1999 expenditures included computers and upgrades, new operating system software, office and warehouse consolidations and manufacturing equipment.

Net cash provided by financing activities was $23.8 million in First Nine Months 1999 versus net cash provided by financing activities of $9.0 million in First Nine Months 1998. Net borrowings included $22.6 million under the Revolving Credit Facility in the United States, Canada and the United Kingdom. The Company also borrowed $1.2 million under the Acquisition Credit Facility.

The Company did not meet certain of the financial covenants under the New Credit Facility for the period ended January 31, 1999 and did not meet such financial covenants and certain additional financial covenants for the period ended April 30, 1999. The Company obtained a waiver of such financial covenants through August 2, 1999. The waiver permitted the Company to borrow certain amounts under the Revolving Credit Facility to meet its working capital requirements; however the Company could not, without prior lender consent, (i) borrow any amounts under the Acquisition Facility, (ii) borrow any amounts under the Revolving Credit Facility in excess of the aggregate amount of the Revolving Credit Facility borrowings that the Company has repaid subsequent to January 31, 1999, or (iii) request the issuance of letters of credit, bid bonds or performance bonds in an aggregate amount after March 2, 1999 in excess of $5.0 million.

On August 2, 1999, the Company obtained an amendment to the New Credit Facility (the "Amendment") which cured past financial covenant violations and reset the financial covenants until April 2001. The Company is in compliance with the financial covenants under the New Credit Facility, as amended. The Amendment increased the cash availability under the Revolving Credit Facility from $35.7 million under the previous waiver agreement to $40.7 million. At September 8, 1999, after giving effect to the Amendment, the Company has, subject to certain conditions, the ability to borrow up to approximately $40.7 million under the Revolving Credit Facility, of which $19.1 million is outstanding. In addition, the Company has the ability to obtain letters of credit, bid bonds and performance bonds in an amount not to exceed $10.0 million in the aggregate of which $6.3 million have been issued.

In connection with, and as a condition to, the Amendment, certain of the current indirect equity holders in Holdings purchased a $5.0 million participation in the New Credit Facility and received certain non-voting equity interests in Holdings, consisting of 10% of the then outstanding Holdings Common Stock and, subject to certain conditions, the right to receive additional shares of non-voting Common Stock of Holdings on December 3, 1999 for a total of 25% of the outstanding Holdings Common Stock.

The Company incurred significant indebtedness in connection with the Recapitalization. As of September 8, 1999, the Company had approximately $279.4 million of indebtedness outstanding. The Company also anticipates incurring $2.0 million of cash expenditures during the fourth quarter of fiscal 1999 for severance and reorganization charges associated with continued restructuring of the Company's operations, in addition to cash needed for operations and capital expenditures. Since the Recapitalization, the Company has been able to satisfy its cash requirements from cash generated by operations and borrowings under the Revolving Credit Facility. However, in order to have sufficient cash flow to satisfy its future cash needs for operations and debt service, the Company needs to be able to borrow under the Revolving Credit Facility in sufficient amounts and will have to materially improve cash generated from operations in the near future. The limitations on the Company's ability to borrow under the Revolving Credit Facility under the terms of the amended New Credit Facility could constrain the Company's growth and result in the Company not having sufficient cash flow to satisfy its future cash needs for operations and debt service.

Cautionary Factors

This report contains or may contain forward looking statements by or on behalf of Holdings and the Company. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated include, among others, the following:

o The Company did not meet certain of the financial covenants under the New Credit Facility for the period ended January 31, 1999 and did not meet such financial covenants and certain additional financial covenants for the period ended April 30, 1999. The Company obtained a waiver of such financial covenants through August 2, 1999. On August 2, 1999, the Company obtained an amendment to the New Credit Facility (the "Amendment") which cured past financial covenant violations and reset the financial covenants until April 2001. The Amendment increased the cash availability under the Revolving

     Credit Facility from $35.7 million under the previous waiver agreement to $40.7 million. At September 8, 1999, after giving effect to the Amendment, the Company has, subject to certain conditions, the ability to borrow up to approximately $40.7 million under the Revolving Credit Facility, of which $19.1 million is outstanding. In addition, the Company has the ability to obtain letters of credit, bid bonds and performance bonds in an amount not to exceed $10.0 million in the aggregate of which $6.3 million have been issued. The Company will need to significantly improve operations in order to meet the original financial covenants under the New Credit Facility when these take effect again in April 2001. In the event the Company's financial results do not improve significantly and the Company is unable to negotiate additional amendments or obtain satisfactory waivers of the financial covenants under the New Credit Facility for periods after April 2001, the lenders under the New Credit Facility could elect to declare all amounts borrowed under the New Credit Facility, together with accrued interest thereon, to be due and payable, which would result in an event of default under the Note Indenture and the Surety Arrangement and permit acceleration of the Company's obligations thereunder. In such event, there can be no assurance that the Company would have sufficient assets to pay indebtedness then outstanding under the New Credit Facility, the Senior Notes and obligations under the Surety Arrangement. Additionally, such an event could have a material adverse effect on the Company's ability to obtain certain customer orders.

o The Company incurred significant indebtedness in connection with the Recapitalization. As of September 8, 1999, the Company had approximately $279.4 million of indebtedness outstanding. The Company also anticipates incurring $2.0 million of cash expenditures during the fourth quarter of fiscal 1999 for severance and reorganization charges associated with continued restructuring of the Company's operations, in addition to cash needed for operations and capital expenditures. Since the Recapitalization, the Company has been able to satisfy its cash requirements from cash generated by operations and borrowings under the Revolving Credit Facility. However, in order to have sufficient cash flow to satisfy its future cash needs for operations and debt service, the Company needs to be able to borrow under the Revolving Credit Facility in sufficient amounts and will have to materially improve cash generated from operations in the near future. The limitations on the Company's ability to borrow under the Revolving Credit Facility under the terms of the amended New Credit Facility could constrain the Company's growth and result in the Company not having sufficient cash flow to satisfy its future cash needs for operations and debt service.

o On June 7, 1999, HII and certain of its United States affiliates (including HarnCo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Certain provisions of the Bankruptcy Code allow a debtor to avoid, delay and/or reduce its contractual and other obligations to third parties. There can be no assurance that HII and its affiliates will not attempt to utilize such provisions to cease performance under their agreements and arrangements with the Company. The inability of the Company to receive the benefits of one or more of these agreements or the termination of ongoing arrangements between the Company and affiliates of HII (including those relating to the provision of services and materials by HII and its affiliates to the Company) could materially adversely affect the Company's operations and financial performance. In the event that any of the liabilities retained by HII and its affiliates in connection with the Recapitalization remain unsatisfied as of the Petition Date, the Company's right to indemnification for any such amounts it has paid on behalf of HII and its affiliates may also be avoided, delayed or reduced.

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

o The Company has operations and assets located in Canada, Mexico, Chile, the United Kingdom, South Africa, Thailand, Australia and Singapore and is establishing joint ventures in Malaysia and Saudi Arabia. The Company also sells its products through distributors and agents in over 50 countries, some of which are merely ad hoc arrangements and may be terminated at any time. The Company's international operations (including Canada, Mexico, Chile, South Africa, Australia and the United Kingdom) accounted for 36.2%, 41.8% and 36.1% of the Company's aggregate net sales in 1998, 1997 and 1996, respectively, and 38.4% and 36.6% in First Nine Months 1999 and First Nine Months 1998, respectively. Although historically, exchange rate fluctuations and other international factors have not had a material impact on the Company's business, financial condition or results of operations, international operations expose the Company to a number of risks, including currency exchange rate fluctuations, trade barriers, exchange controls, risk of governmental expropriation, political and legal risks and restrictions, foreign ownership restrictions and risks of increases in taxes. The inability of the Company, or limitations on its ability, to conduct its foreign operations or distribute its products internationally could adversely affect the Company's operations and financial performance.

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

During Third Quarter 1999, the Company's operations in Oak Creek, Wisconsin replaced their existing business system, formerly shared with HarnCo. The decision to replace the system was based solely on the need to move off of the shared system. The vendor of the replacement system has represented to the Company that the new system is Year 2000 compliant (which representation has been confirmed by an outside consultant). The Company has sought and received representations from the applicable vendors that the business systems used in the United Kingdom, South Africa, Australia, Singapore, Canada, and Mexico are either already Year 2000 compliant or will be before January 1, 2000. The operating system used in the North American distribution and service business was made compliant during the second fiscal quarter by applying the vendor supplied upgrade.

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

The Company has used and will continue to use all necessary internal resources to resolve any Year 2000 issues. The Company plans to complete its Year 2000 remediation by September 30, 1999. Total expenses on the project through July 31, 1999 were approximately $1.5 million and were primarily related to expenses for repair or replacement of software and hardware, expenses associated with facilities, products and supplier reviews and project management expenses. Expected incremental costs related to Year 2000 are $0.3 million.

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

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

Exhibit        Exhibit Description
Number


4.17 Amendment No. 2 dated as of August 2, 1999 to the Credit Agreement dated as of March 30, 1998 among (i) MMH Holdings, Inc., (ii) Morris Material Handling, Inc., (iii) Morris Material Handling, LLC, (iv) Morris Material Handling Equipment Limited, (v) Mondel ULC, (vi) Kaverit Steel and Crane ULC, (vii) the Banks referred to therein, (viii) the New York branch of Credit Agricole Indosuez, as syndication agent, (ix) BankBoston, N.A., as documentation agent and (x) Canadian Imperial Bank of Commerce, as administrative agent and collateral agent.

4.18 Subordination and Participation Agreement dated as of August 2, 1999 among (i) Canadian Imperial Bank of Commerce; (ii) the Selling Banks listed therein; (iii) Martin Crane L.L.C.;
               (iv) MMH Holdings, Inc.; (v) Morris Material Handling, Inc. and Morris Material Handling, LLC; and (vi) the Subsidiaries listed therein.

27.1           Financial Data Schedule

27.2           Financial Data Schedule

          (b)  Reports on Form 8-K

               The Registrants filed no reports on Form 8-K during the quarter ended July 31, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                 MMH HOLDINGS, INC.


Date:  September 14, 1999                         /s/ David D. Smith
                                                 -------------------
                                                 David D. Smith
                                                 Vice President  - Finance
                                                 (Principal Financial Officer)



                                                 MORRIS MATERIAL HANDLING, INC.


Date:  September 14, 1999                         /s/ David D. Smith
                                                 -------------------
                                                 David D. Smith
                                                 Vice President  - Finance
                                                 (Principal Financial Officer)