Form 10-K
period 1999-10-31
MMH HOLDINGS INC; MORRIS MATERIAL HANDLING INC
filed 2000-02-14
CIK 1060948, 1060951

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1999


  Commission        Registrant; State of Incorporation;        IRS EMPLOYER
  File Number       Address; and Telephone Number           Identification No.

  333-52529         MMH HOLDINGS, INC.                          39-1924039
                    (a Delaware Corporation)
                    315 W. Forest Hill Avenue
                    Oak Creek, Wisconsin  53154
                    (414) 764-6200

  333-52527         MORRIS MATERIAL HANDLING, INC.              39-1716155
                    (a Delaware Corporation)
                    315 W. Forest Hill Avenue
                    Oak Creek, Wisconsin  53154
                    (414) 764-6200



           Securities Registered Pursuant to Section 12(b) of the Act

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act

                                      None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [x]

As of February 10, 2000, 10,169 shares of MMH Holdings, Inc. Voting Common Stock were outstanding, none of which were held by non-affiliates. In addition, 4,350 shares of MMH Holdings, Inc. Nonvoting Common Stock were outstanding, 720 of which were held by non-affiliates. There is no established trading market for MMH Holdings, Inc.'s Nonvoting Common Stock.

As of February 10, 2000, 100 shares of Morris Material Handling, Inc. Common Stock were outstanding, all of which were held by MMH Holdings, Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Item 14 of Part IV are incorporated by reference to: MMH Holdings, Inc.'s Registration Statement No. 333-52529, filed on May 13, 1998; Morris Material Handling, Inc.'s Registration Statement No. 333-52527, filed on May 13, 1998; Amendment No. 2 to MMH Holdings, Inc.'s Registration Statement No. 333-52529, filed on July 22, 1998; Amendment No. 2 to Morris Material Handling, Inc.'s Registration Statement No. 333-52527, filed on July 22, 1998; MMH Holdings, Inc.'s and Morris Material Handling, Inc.'s Annual Report on Form 10-K for the fiscal year ended October 31, 1998; MMH Holdings, Inc.'s and Morris Material Handling, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 1999; and MMH Holdings, Inc.'s and Morris Material Handling, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.

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

Certain sections of this Form 10-K, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent management's expectations or beliefs concerning future events. The Registrants caution that those statements are further qualified by important factors that could cause actual results to differ from those in the forward looking statements. Factors that might cause such a difference include, without limitation, general economic conditions and competition in the markets in which the Registrants' operations are located and are detailed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Factors." Consequently, all forward-looking statements made herein are qualified by these cautionary statements. There can be no assurance that the actual results, events or developments referenced herein will occur or be realized.

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                       For the Year Ended October 31, 1999

                                                                           Page


Part I
    Item 1.   Business                                                         1
    Item 2.   Properties                                                      12
    Item 3.   Legal Proceedings                                               13
    Item 4.   Submission of Matters to a Vote
              of Security Holders                                             14

Part II
    Item 5.   Market for the Registrants' Common Stock
              and Related Stockholder Matters                                 15
    Item 6.   Selected Financial Data
                  MMH Holdings, Inc.                                          16
                  Morris Material Handling, Inc.                              17
    Item 7.   Management's Discussion and Analysis
              of Financial Condition and
              Results of Operations                                           18
    Item 7A.  Quantitative and Qualitative
              Disclosures about Market Risk                                   28
    Item 8.   Financial Statements and
              Supplementary Data                                              30
    Item 9.   Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                                            76

Part III
    Item 10.  Directors and Executive Officers
              of the Registrants                                              77
    Item 11.  Executive Compensation                                          80
    Item 12.  Security Ownership of Certain
              Beneficial Owners and Management                                86
    Item 13.  Certain Relationships and Related Transactions                  88

Part IV
    Item 14.  Exhibits, Financial Statement
              Schedules and Reports on Form 8-K                               93

Signatures                                                                   100

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

Background:  Recapitalization

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

In conjunction with the Recapitalization, which closed on March 30, 1998 (the "Recapitalization Closing"), Holdings sold $60.0 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings' 12% Series A Senior Exchangeable Preferred Stock (the "Holdings Series A Senior Preferred Stock") and 720 shares of non-voting common stock, to institutional investors. In addition, MMH sold $200.0 million aggregate principal amount of 9 1/2% Senior Notes due 2008 (the "Senior Notes") and entered into a senior secured credit facility (the "New Credit Facility"). The New Credit Facility included $55.0 million of term loans, a revolving credit facility (the "Revolving Credit Facility") and an acquisition facility (the "Acquisition Facility"). The
Revolving Credit Facility initially provided the Company with up to $70.0 million of available borrowings for working capital, acquisitions and other corporate purposes, subject to compliance with certain conditions. The Acquisition Facility initially permitted the Company to borrow up to $30.0 million until the third anniversary of the Recapitalization Closing to finance acquisitions, subject to compliance with certain conditions.

As discussed below, the Company did not meet certain of the financial covenants under the New Credit Facility for the periods ended January 31, 1999 and April 30, 1999, and the New Credit Facility was amended on August 2, 1999. In addition, the Company anticipates that it will not meet certain financial covenants contained in the New Credit Facility for the quarter ended January 31, 2000 and the foreseeable future thereafter. The Company entered into an

Amendment and Waiver under the New Credit Facility, dated as of January 31, 2000, whereby, among other matters, the lenders waived compliance by the Company with such financial covenants, for the period from January 31, 2000 until 5:00 p.m. March 29, 2000 (the "January Waiver"). The January Waiver permits the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 31, 2000, in an aggregate amount of up to $12.0 million, during the waiver period.

Currently, the Company is not generating sufficient funds from operations to satisfy working capital and debt service requirements, and as a result must rely on Revolving Credit Facility borrowings to continue to operate. While the Company anticipates that cash generated from operations and Revolving Credit Facility borrowings will be sufficient to enable it to satisfy its cash flow needs until March 29, 2000, there can be no assurance that it will have sufficient cash flow and borrowings available to enable it to meet its obligations until such date. Upon the expiration of the January Waiver on March 29, 2000, the Company will not have sufficient cash to continue operations, unless arrangements can be entered into to provide liquidity for the Company. See "Recent Developments--New Credit Facility Amendment;" "Liquidity Status", and "Liquidity and Capital Resources."

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

At the Recapitalization Closing, MMH entered into a number of agreements pursuant to which HII and its affiliates continued to provide to MMH and to its subsidiaries located in the United States, on an interim basis and under substantially the same terms and conditions as before the closing, certain products and services. In addition, HII and MMH entered into a credit indemnification agreement (the "Credit Indemnification Agreement") pursuant to which HII maintains in place the credit support obligations in existence at the Recapitalization Closing but has no further duty to extend, renew or enter into any new credit support obligations (except as to the MHE Business obligations existing at the Recapitalization Closing). See "Certain Relationships and
Related Transactions--Relationship with Harnischfeger." Under the Credit Indemnification Agreement, MMH is required to pay HII, an annual fee equal to 1% of the amounts outstanding under each letter of credit and bond provided by HarnCo and its affiliates (approximately $27.7 million as of October 31, 1999). MMH accrued a fee of $223,000 for calendar year 1999. HII is required to refund the Company on a quarterly basis a pro-rata portion of the annual fee for any reductions in the outstanding amount of credit that occurred during such quarter. In addition, the Company will reimburse HII for certain future fees and expenses. The Company also entered into a surety arrangement (the "Surety Arrangement") with a third party at the Recapitalization Closing to provide credit support for its post-Recapitalization Closing operations.

In connection with the Recapitalization, the Company also entered into a trademark license agreement (the "Trademark License Agreement") with an affiliate of HarnCo, pursuant to which the Company has the right to use the P&H trademark with respect to all MHE Business products on a worldwide exclusive basis from the date of the Recapitalization Closing until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, the Company or their parents or successors (and for an additional seven years thereafter for aftermarket products and services). The royalty fee for use of the trademark is 0.75% of the aggregate net sales of the MHE Business for the ten year period which commenced March 30, 1999. The Company accrued $1,353,000 of expenses for royalty fees in the period from March 30, 1999 to October 31, 1999. The Company has elected to defer the payment of the royalty fee for the period ended October 31, 1999, which would be payable January 30, 2000, pursuant to the terms of the Trademark License Agreement. The Trademark License Agreement provides that the annual royalty fee may be deferred for up to two years if the Company does not meet certain financial criteria. The Company can only defer up to two payments during the term of the agreement. In addition, interest accrues at 12% per year on the deferred fee payments.

As discussed below, the Company could be materially adversely affected by the fact that HII and certain of its United States affiliates filed for bankruptcy protection. See "Recent Developments--HII Bankruptcy."

For income tax purposes, Holdings and MMH were deemed to acquire the assets of the MHE Business pursuant to Code Section 338(h)(10) in connection with the Transactions. Accordingly, the Recapitalization increased the tax basis of certain assets and created tax-deductible goodwill. Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of net operating loss carryforwards. During 1999, the Company re-estimated its future operating results and determined its deferred tax asset valuation allowance required an increase of $80.4 million which was recognized as income tax expense. Management believes it is more likely than not that the net deferred tax assets recorded will not be realized.

Recent Developments

New Credit Facility Amendment; Liquidity Status

The Company did not meet certain of the financial covenants under the New Credit Facility for the period ended January 31, 1999 and did not meet such financial covenants and certain additional financial covenants for the period ended April 30, 1999. The Company obtained waivers of such financial covenants through August 2, 1999. The waivers permitted the Company to borrow certain amounts under the Revolving Credit Facility to meet its working capital requirements; however the Company could not, without prior lender consent, (i) borrow any amounts under the Acquisition Facility, (ii) borrow any amounts under the Revolving Credit Facility in excess of the aggregate amount of the Revolving Credit Facility borrowings that the Company had repaid subsequent to March 2, 1999, or (iii) request the issuance of letters of credit, bid bonds or performance bonds in an aggregate amount after March 2, 1999 in excess of $5.0 million.

On August 2, 1999, the Company obtained an amendment to the New Credit Facility (the "Amendment") which cured past financial covenant violations and reset financial covenants until April 2001. The Amendment increased the cash availability under the Revolving Credit Facility from $35.7 million under the previous waiver agreement to $40.7 million. At January 31, 2000, the Company had $25.2 million of outstanding Revolving Credit Facility borrowings. In addition, the Amendment permitted the Company to obtain letters of credit, bid bonds and performance bonds in an amount not to exceed $10.0 million in the aggregate of which $5.2 million have been issued. After giving effect to the Amendment, the Acquisition Facility provided for $12.1 million of borrowings ($7.1 million of which was previously funded by the lenders under the New Credit Facility and $5.0 million of which was funded on August 2, 1999 by indirect equity holders in Holdings, as described below). No additional borrowings under the Acquisition Facility are available from the lenders under the New Credit Facility.

The Amendment also permitted the Company to apply half of the proceeds of the sale of its industrial brake business (the "Brake Business"), which was consummated on December 16, 1999, to general corporate purposes, which the Company would otherwise have been required to use to prepay indebtedness under the New Credit Facility. After consummation of the sale, the Company repaid $3.1 million of the outstanding term loans ($2.4 million of which was applied to the final scheduled principal payment obligation with respect to such term loans) and repaid $0.3 million on the Acquisition Facility.

In connection with, and as a condition to, the lenders under the New Credit Facility entering into the Amendment, certain of the current indirect equity holders in Holdings purchased, through Martin Crane L.L.C. ("Martin Crane"), a newly formed limited liability company, a $5.0 million participation in the New Credit Facility and received shares of non-voting common stock of Holdings, representing 25% of the outstanding Holdings Common Stock. As a result, at January 31, 2000, MHE Investments owns approximately 54.5% of the Holdings Common Stock, HarnCo owns approximately 15.6% of the Holdings Common Stock, institutional investors own approximately 4.9% of the Holdings Common Stock and Martin Crane owns approximately 25.0% of the Holdings Common Stock.

The Company also anticipates that it will not meet certain financial covenants contained in the New Credit Facility for the quarter ended January 31, 2000 and the foreseeable future thereafter. The Company entered into an Amendment and Waiver under the New Credit Facility, dated as of January 31, 2000, whereby, among other matters, the lenders waived compliance by the Company with such financial covenants, for the period from January 31, 2000 until 5:00 p.m. March 29, 2000. The January Waiver permits the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 31, 2000, in an aggregate amount of up to $12.0 million, during the waiver period.

Currently, the Company is not generating sufficient funds from operations to satisfy working capital and debt service requirements, and as a result must rely on Revolving Credit Facility borrowings to continue to operate. While the Company anticipates that cash generated from operations and Revolving Credit Facility borrowings will be sufficient to enable it to satisfy its cash flow needs until March 29, 2000, there can be no assurance that it will have sufficient cash flow and borrowings available to enable it to meet its obligations until such date. Upon the expiration of the January Waiver on March 29, 2000, the Company will not have sufficient cash to continue operations, unless arrangements can be entered into to provide liquidity for the Company. See "Liquidity and Capital Resources."

HII Bankruptcy

On June 7, 1999, (the "Petition Date") HII and certain of its United States affiliates (including HarnCo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Certain provisions of the Bankruptcy Code allow a debtor to avoid, delay and/or reduce its contractual and other obligations to third parties. There can be no assurance that HII and its affiliates will not attempt to utilize such provisions to cease performance under their agreements and arrangements with the Company. The inability of the Company to receive the benefits of one or more of these agreements or the termination of ongoing arrangements between the Company and affiliates of HII (including those relating to the provision of services and materials by HII and its affiliates to the Company) could materially adversely affect the Company's operations and financial performance. In the event that any of the liabilities retained by HII and its affiliates in connection with the Recapitalization remain unsatisfied as of the Petition Date, the Company's right to indemnification for any such amounts it has paid on behalf of HII and its affiliates may also be avoided, delayed or reduced. Each of HII and certain of its affiliates on the one hand, and the Company and certain of its affiliates, on the other hand, have receivables and payables to the other that may be affected by the HII Bankruptcy.

Hiring of New Chief Executive Officer

On March 2, 1999,  Jack  Stinnett  was hired as  President  and Chief  Executive
Officer of the Company. Prior to joining the Company, Mr. Stinnett served as Vice President and General Manager of Engine Components World Wide for TRW, a global automotive parts business. See "Directors and Executive Officers of the Registrants." Mr. Stinnett entered into an employment agreement with the Company on January 27, 1999. See "Executive Compensation--Employment Agreement and Severance Agreements."

Company and Industry Overview

Industrial cranes and hoists are critical to the operations of most businesses that require the movement of large or heavy objects. The steel, aluminum, paper and forest products, aerospace, foundry, and automotive industries, among others, rely on "through-the-air" material handling equipment as a flexible and efficient method of transporting materials within a plant while maximizing the use of available space. Through-the-air material handling equipment provides more efficient space and capacity utilization than fixed conveyors and traditional forklifts. The industrial crane and hoist industry remains highly fragmented, with four global participants and a large number of regional and local players.

The industry is comprised of original equipment cranes and hoists, and aftermarket parts, service and modernizations. The United States market for industrial overhead cranes and hoist products is estimated to be approximately $400 million per year and the potential aftermarket for such products is estimated to be approximately $1.2 billion per year. Management estimates that the global market is several times larger. In mature industrialized economies, original equipment sales is driven by the need for upgrades and replacements as well as capacity expansion. Technological innovations such as more compact, space efficient cranes, built in diagnostic systems and sophisticated motors and transmissions, improve operating efficiency and fuel the replacement/upgrade market. In emerging economies, however, the market for overhead cranes is tied principally to industrial development. Demand for aftermarket products and services is driven by general wear and tear of equipment and increases as a result of growth in the installed base of cranes and hoists. Industrial cranes, which typically last 20 to 50 years, require significant aftermarket support in the form of replacement parts, machine modernizations and upgrades, repairs and inspection and maintenance services. Management believes the market for service and parts will continue at approximately current levels, however, management expects the current down-turn in the crane equipment market to continue.

Products and Services

The following presents the Company's business and operations. The Company's business and operations, however, may be significantly adversely affected by its liquidity situation. See "Liquidity and Capital Resources." The Company's core business was founded in 1884 and material handling machinery and related equipment have been sold under the well-recognized P&H and Morris brand names since the 1890s. Management believes that the Company is one of the leading suppliers of industrial overhead cranes in North America, the United Kingdom, Australia and South Africa. Management also believes that the Company is one of the largest global providers of aftermarket products and services to the industrial crane industry. Sales outside of North America accounted for 24% of fiscal 1999 net sales, with Western Europe representing 16% and the Pacific Rim representing 4% of net sales. For additional geographical information, see the Financial Statements and notes thereto appearing elsewhere herein.

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

         Engineered Cranes - The Company's engineered cranes are used by customers with unique performance requirements that cannot be achieved with a standard overhead crane. The Company's engineered cranes are individually designed for specific applications in a wide variety of demanding environments and typically have a high load capacity. Each unit is highly engineered, incurring between 300 and 4,500 hours of engineering, and is generally priced between $60,000 and $6.0 million. The Company markets engineered cranes under the P&H and Morris brand names.

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

         Due to the advanced design of an engineered crane, these products are generally manufactured at one of the Company's facilities located in Oak Creek, Wisconsin, Loughborough, England or Johannesburg, South Africa. Each of these facilities maintains flexible manufacturing capabilities, sophisticated engineering skills, project management and inspection capabilities.

         Standard Cranes - The Company's standard cranes, which utilize pre-engineered components, are adaptable to a wide variety of uses. While the cranes are configured to meet each customer's particular needs, the degree of specific engineering is typically limited to less than 100 hours and most often falls within the 20 to 60 hour range. These cranes typically range in price from $10,000 to $200,000. The Company markets various standard cranes under the P&H, Morris, and various other brand names throughout the world.

         While engineered cranes have typically been produced by larger manufacturers, local crane builders have historically supplied significant numbers of standard cranes. Delivery time and price are key purchase criteria. The Company has grown its standard crane market share by expanding local assembly operations to shorten delivery times and reduce costs.

         Hoists - The Company manufactures electric wire rope and chain hoists, manual chain hoists and ratchet lever hoists. The Company's hoists range in capacity from 1/8 of a ton to 60 tons and feature a variety of electrical control technologies. Customers select a specific type of hoist based on the number of lifts to be performed per day and the average load capacity. Hoist product prices range from $100 to $150,000, with most sold in the $1,000 to $8,000 range. The Company markets its industrial hoists under the P&H brand name in North and South America and under the Morris brand name in the United Kingdom, South Africa, South America and Southeast Asia. Through the acquisition of Morris Mechanical Handling Ltd. in 1994, the Company significantly strengthened its position in the hoist marketplace. In 1994, a portion of the Company's Loughborough, England facility used to manufacture electric hoists was destroyed by a fire. The Company rebuilt the hoist manufacturing bay into a more efficient hoist manufacturing and assembly facility.

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

         Parts and Components - The Company manufactures a wide range of replacement parts and components necessary to maintain cranes and hoists manufactured by both the Company and its competitors. These parts are sold through both DSCs and independent distributors and agents.

         Given the long useful life of an overhead crane, which ranges from 20 to 50 years, the Company's installed base of equipment provides a foundation for the Company's aftermarket business. Parts sales are generated by customer requests and through service personnel during scheduled inspections, appraisals and service calls.

         The Company markets both proprietary and commercially available parts for its equipment. Proprietary parts command premium prices because they either have unique design attributes that make them difficult to reverse engineer or are critical parts where an inadequate substitute could have serious safety and operational consequences.

         Service - The Company provides installation, repair, inspection and maintenance services, primarily through its DSC network. The Company provides these services under recognized trade names including Crane Aid (South Africa) and UK Crane Service (United Kingdom).

         The Company has expanded its service offerings as a strategic response to customers' interest in outsourcing the repair, inspection and maintenance of overhead cranes and hoists. Currently, management estimates that more than 30% of the Company's total repair and maintenance net sales are from services performed upon cranes and hoists manufactured by its competitors. Management believes that there is an opportunity to leverage its growing service operations to provide similar services on more of the cranes and hoists manufactured by its competitors.

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

         Modernizations - Crane modernizations provide an opportunity for the Company to generate additional revenue from its installed base of equipment. By upgrading the electrical and mechanical systems on existing cranes, the Company can help its customers to optimize crane performance and improve the capacity and efficiency of their operations. The cost of modernizing an older crane typically ranges between 10% and 60% of the cost of a new product.

Management of the Company has further defined the organization around the following operating segments consistent with the way that management assesses operating performance. The Company's primary operating segments are as follows:

         Equipment and  Aftermarket          - Americas
         Equipment and  Aftermarket          - Other
         Distribution and Service            - North America
         Engineered Products and  Automation -  Europe
         Equipment  and  Aftermarket         -  Europe
         Equipment and  Aftermarket          - Asia Pacific
         Equipment and Aftermarket           - South Africa

Each segment has a manager who is directly accountable to and maintains regular contact with the Chief Executive Officer. The Company evaluates performance of its segments based on operating income, determined on a basis consistent with amounts reported in the consolidated financial statements.

The Equipment and Aftermarket - Americas segment designs and manufactures a comprehensive line of engineered and standard overhead cranes, hoists and other component products and repair parts at the Company's facilities located in Oak Creek and Windsor, Wisconsin. This segment also modernizes products manufactured by both the Company and its competitors. This segment is the main manufacturer of the replacement parts sold by the Company's Distribution and Service-North America segment as well as the manufacturer of component products used in that segment's standard cranes. Repair parts and component products are purchased by the Distribution and Service - North America segment at list price less standard intercompany discounts.

The  Equipment  and   Aftermarket  -  Other  segment  is  the  Company's   brake
manufacturing operation in Canada. Approximately 35% of this segment's sales are to other Company segments. The Company sold this operation in December 1999.

The Distribution and Service - North America segment is the network of Company-owned locations in key industrial markets in North America. The network is the platform for the Company's sales activities, serving as distribution centers for its original equipment and replacement parts as well as the focal point for service activities. Some of the distribution centers also fabricate and assemble standard cranes using components manufactured by the Equipment and Aftermarket - Americas and the Equipment and Aftermarket - Europe segments.

The Engineered Products and Automation - Europe segment focuses on the manufacture of highly engineered ship-to-shore and gantry cranes for use in container handling and automated warehouse units at the Company's facility located in Loughborough, England, and provides software support for the automated warehouse units installed at customer locations.

The Equipment and Aftermarket-Europe segment consists of standard crane and hoist manufacturing in the Loughborough, England facility as well as the network of Company-owned distribution centers in key industrial markets in the United Kingdom. The Equipment and Aftermarket -Europe segment provides services for the Engineered Products and Automation segment at prices consistent with those charged to external customers. In addition, this segment distributes hoists through Distribution and Service - North America and Equipment and Aftermarket - Asia Pacific and South Africa at prices consistent with those charged to external customers.

The Equipment and Aftermarket - Asia Pacific and South Africa segments operate in a manner similar to the Distribution and Service North America segment. The Asia Pacific segment includes operations in Australia, Singapore, Thailand and Saudi Arabia.

Sales, Marketing and Distribution

Due to the diverse nature of its product lines and customer requests, the Company uses multiple sales approaches to serve its customer base. However, the majority of sales are generated by Company employees. In addition, the Company utilizes a number of independent agents and distributors in certain overseas markets. In many markets, the members of the Company's sales staff specialize in either original equipment or aftermarket products and services. These employees have the ability to effectively identify and service the original equipment and aftermarket needs of the customer, thereby positioning the Company as a single source provider.

With the exception of sophisticated original equipment projects, the Company's selling efforts occur primarily at the regional level. For sophisticated original equipment, the Company uses worldwide product or engineering specialists to "team sell" the products. In this process, the team provides written specifications, design concept consulting, project scope development and project financial planning.

In order to develop stronger and more knowledgeable customer relationships, the Company has developed a DSC network, bringing the Company's parts and service operations closer to the customer. The Company's DSC network provides three distinct yet integrated functions: (i) a distribution network for parts; (ii) a sales organization for original equipment; and (iii) an installation, repair, inspection and maintenance service operation. The Company has continued to expand its DSC network in recent years through both acquisitions of previously independent distributors as well as the start-up of new DSCs.

In 1999, the Company reorganized its Distribution and Service - North America segment along geographic lines to form eight North American regions. They include five in the United States, two in Canada and one in Mexico. The reorganization has allowed the Company to strengthen its customer focus by providing capable crane engineering, sales, service, manufacturing and parts support on a local basis. By centralizing engineering, manufacturing and parts at each regional headquarters, the Company has been able to reduce selling, general and administrative expenses.

A similar approach has been adopted in the Company's international operations. The United Kingdom Material Handling Centre has the capability of full crane design and manufacture as well as service and parts. Crane design and component manufacture in the other international operations in Thailand, Singapore, Australia and South Africa are under the control of the U.K. operation to minimize selling, general and administrative expenses and control product cost.

                                        Number of                Number of
                                        Branch                   Service
Region             Headquarters         Locations  Manufacturer  Technicians
-------------      ------------------   ---------  -----------   -----------
Northeast          Philadelphia, PA         4       Yes               28
Southeast          Birmingham, AL           8       Yes               44
Western            Dallas, TX              10       No                70
Great Lakes        Franklin, OH             8       Yes               40
Midwest            Waukesha, WI             4       No                27
Eastern Canada     Hamilton, Ontario        3       Yes               31

Western Canada     Edmonton, Alberta        6       Yes               28
Mexico             Mexico City              2       Yes               12
United Kingdom     Loughborough            12       Yes               60
South Africa       Johannesburg             9       Yes               35
Australia          Sydney                   3       Yes               18
Singapore          Tuas                     1       Yes                4
Thailand           Bangkok                  2       Yes                6
                                           --       ---              ---
                                           72                        403

In 1999 the Company acquired a distributor and regional crane builder located in Philadelphia, Pennsylvania and a service business in North Carolina. These acquisitions together with ongoing growth added four branch locations, and approximately 50 service technicians. In 2000 the Company is not planning any acquisitions.

Manufacturing

The Company employs manufacturing at its core facilities. The Company utilizes specialized manufacturing facilities in combination with regional assembly to balance the different operational requirements faced by a full service participant in the overhead crane and hoist industry.

The specialized manufacturing facilities build highly engineered cranes. These facilities support the regional DSC crane assembly operations by providing high-quality, standardized components which are manufactured using processes which are not economical for smaller, regional facilities. For example, due to the specialized nature of the machining and assembly processes associated with hoists, a focused manufacturing facility located in Loughborough is used to produce the majority of these components for distribution to the Company's facilities throughout the world. This centralization allows the Company to take advantage of economies of scale and focused engineering resources while supporting the Company's objective of standardizing component design and manufacturing.

By providing light manufacturing and assembly of standardized overhead crane products on a regional basis, the Company addresses customers' demand for cost effective products and shorter lead-times. This regional manufacturing strategy also benefits the Company's new product development efforts since the regional DSC manufacturers have a better understanding of end-users' performance needs.

Raw Materials

The Company maintains close relationships with a large number of suppliers both domestically and abroad. Typically, the Company will source raw materials from a local supplier in the region of the manufacturing facility, often entering into a blanket purchase order or an equivalent arrangement to reduce costs. Under certain circumstances, however, the Company will establish a long-term supply arrangement, either in an attempt to secure product consistency or to take advantage of volume discounts. Some of the materials most frequently purchased by the Company include steel, electric motors, castings and forgings, electrical controls and components, and power transmission and related components. Substantially all of the materials purchased by the Company are available from a variety of sources within the country of manufacture.

Backlog

The Company's backlog of orders at October 31, 1999 was approximately $77.4 million compared to approximately $97.3 million at October 31, 1998. Bookings for the year ended October 31, 1999 were $274.3 million as compared to $317.5 million for the year ended October 31, 1998. The change in backlog is due to lower bookings and completion of several large projects in fiscal 1999. The decrease in bookings was primarily due to lower orders for modernizations, standard cranes, hoists and components bookings, especially in international markets. Fourth quarter 1998 bookings also included a $21 million order with no comparably sized order in 1999. The Company's orders for standard hoist products are usually shipped within 3 to 12 weeks. Overall lead times for products that are manufactured to customer's specifications typically range between 12 and 40 weeks. The entire backlog of orders is anticipated to be shipped in fiscal 2000.

Warranties

The Company generally provides a warranty on its products for periods of one to two years. At October 31, 1999, the Company had accrued warranties of approximately $1.8 million.

Trademarks and Brand Names

The Company offers its equipment and services primarily under the P&H and Morris brand names. The P&H and Morris trademarks, which have been consistently used for over 100 years, are recognized in important markets around the world. P&H is currently used on above-ground mining equipment manufactured by HarnCo, mobile construction cranes manufactured by Terex (the successor to the former mobile construction crane division of HarnCo), as well as on the crane and hoist products manufactured by the Company and related services offered by the Company. HarnCo has licensed to the Company the sole and exclusive right to use the P&H trademark on a worldwide basis in connection with "through-the-air" material handling original equipment from the date of the Recapitalization Closing until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, the Company or their parents or successors, and for an additional seven years in connection with aftermarket products and services. The royalty fee for use of the trademark is 0.75% of the aggregate net sales of the MHE Business for the ten year period which commenced March 30, 1999. The Company accrued $1,353,000 of expenses for royalty fees in the period from March 30, 1999 to October 31, 1999. The Company has elected to defer the payment of the royalty for the period ended October 31, 1999, which would otherwise be payable on January 30, 2000 pursuant to the terms of Trademark License Agreement. The Trademark License Agreement provides that the annual royalty fee may be deferred for up to two years if the Company does not meet certain financial criteria. The Company can only defer up to two payments during the term of the agreement. In addition, interest accrues at 12% per year on the deferred fee payments. See "Certain Relationships and Related Transactions."

The Company also sells products under the Kaverit trademark in Canada and the Powerlec and JDN Monocrane trademarks in Australia. It provides aftermarket service under the UK Crane Service trademark in the United Kingdom and the Crane Aid trademark in South Africa. The Company also uses a variety of other marks in different countries. There are no known conflicts or third party rights which would materially impact the Company's limited use of the P&H trademark in connection with the Company's business activities for the life of the license agreement or use of its other trademarks.

Patents

The Company owns 55 United States patents and pending patent applications and 56 foreign patents and pending patent applications, primarily in Canada, Japan, Mexico and the United Kingdom. The Company has acquired patents pertaining to improvements in stacker cranes, portal cranes, anti-sway cable reeving systems for cranes, automation and controls, and crane wheel and rail configurations to prevent skewing of rail-mounted cranes. Most of the products manufactured by the Company are proprietary in design and the Company is not aware of any subsisting patents held by others which would be infringed by the manufacture and sale of the Company's current lines of crane and hoist products. Patents are important to the Company because, among other things, they prevent competitors from using the Company's proprietary inventions and designs. The Company believes this provides a competitive advantage in the marketplace. However, the Company's overall competitive position is not dependent upon a particular patent, nor would the loss of any particular patent have a material impact upon the Company's competitive or financial position. Nonetheless, the Company expects to continue to protect its proprietary technology through patents and other forms of intellectual property. The Company has aggressively pursued infringement of its proprietary rights and intends to continue to do so should the need arise. The Company's patents have a duration ranging from approximately one to eighteen years, depending on the filing dates of the patent applications.

Competition

The industrial crane and hoist industry is highly fragmented, with four global participants and many regional and local players. Therefore, the markets in which the Company operates are highly competitive, and the Company faces competition from a number of different manufacturers in each of its product areas and geographic markets, both domestic and foreign. The current depressed level of new equipment orders has increased the intensity of competition and has reduced selling prices and margins on new equipment bookings. Globally, the Company believes it is one of the four largest manufacturers of industrial overhead cranes and one of the largest providers of related aftermarket products and services. Other global competitors include Mannesmann Dematic AG, a subsidiary of Mannesmann AG; Columbus McKinnon Corp.; and KCI Konecranes

International Corp. Within specific geographic and product markets, the market share of the top participants often varies.

Governmental Regulation

         Environmental Regulation

         The Company's operations and properties worldwide are subject to extensive and changing legal requirements and regulations pertaining to environmental matters. In 1999, expenditures in connection with the Company's compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on the Company's earnings or competitive position.

         The principal environmental compliance issues that arise in connection with the Company's manufacturing facilities are hazardous/solid waste disposal and air emissions (primarily painting operations). The Company's DSCs do not create environmental conditions that materially affect the Company's operations.

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

         Under the Clean Air Act, the States have adopted an array of control measures and programs to minimize certain hazardous air pollutants and particulate matter. The Company has obtained necessary permits for any affected facilities. Foreign clean air laws and regulations address many of the same pollutants and issues. Considerable regulatory activity is expected in the next ten years with the implementation of 1997 changes to the national ambient air quality standards for ozone and particulate matter, although that rulemaking is currently subject to litigation and thus may be delayed. The Company has made a number of select investments in equipment at its primary manufacturing sites in anticipation of these changes. The adoption of some of these additional clean air regulations might require the Company to make further capital expenditures not currently anticipated and that may be material.

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

         The Company has undergone significant expansion in recent years through acquisitions, and management has decided that it is important for the Company's operations to adopt a "proactive" compliance management approach to environmental matters. The Company hired a manager of safety, health and environmental affairs in September 1996 to oversee worldwide compliance, and staff have been designated to lead compliance activities at each facility. The Company has developed an "Annual Compliance Calendar" matrix for all required facility reports and a management system for all environmental, safety and health issues. A key component of the Company's environmental strategic management plan is continuous awareness and training for managers and employees.

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

         In connection with the Transactions, a comprehensive environmental assessment of certain of the Company's properties and operations at which the Company may have potential environmental liabilities was conducted. This environmental assessment indicated that no environmental matters or compliance issues exist that would have a material adverse effect on the Company's earnings or competitive position. The Company has followed up on all priority recommendations made in the environmental assessment with respect to both United States and foreign operations. There can be no assurance that unknown conditions at the Company's facilities will not result in potential liabilities that may be material.

         The Loughborough, England facility is subject to an air emissions permit, the limits of which became enforceable in April 1998. The Company has retained a consultant who has conducted tests to determine if the facility complies with such limits. The test results indicated that the Company exceeded emission limits in one area. Significant operational changes have been implemented. The Company has submitted a proposal to the Charnwood Borough Counsel and has received verbal approval, however a formal response has not yet been received. At this time it is not anticipated that material expenditures will be required.

         Other Regulation

         The Company's operations also are subject to many other laws and regulations, including those relating to workplace safety and worker health (principally OSHA and regulations thereunder in the United States and similar laws in most other countries). In fiscal 1999, expenditures in connection with the Company's compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on the Company's earnings or financial position. Additionally, the Company believes it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its cash flow, results of operations or financial condition.

Employees

At December 31, 1999, the Company employed 2,151 persons, of whom 1,054 were hourly and 1,097 were salaried personnel. Approximately 42.8% of the Company's hourly employees are represented by unions. The Company's unionized employees in Oak Creek, Wisconsin are covered by a collective bargaining agreement with the United Steelworkers of America, Local 1114, which expires August 31, 2002. The unionized employees in Philadelphia, Pennsylvania are covered by a collective bargaining agreement with the International Association of Bridge, Structural, Ornamental and Reinforcing Iron Workers, Local 502, which expires July 31, 2000. In addition, the Company is a party to several agreements with unions representing certain of its employees in Mexico, South Africa and the United Kingdom. These agreements all have one year terms. The Company believes that its relations with its employees are good.

Item 2.  Properties

         The  Company  maintains  its  corporate   headquarters  in  Oak  Creek,
Wisconsin and conducts its principal operations at the following facilities:


                                                                                       Square                         Operating
Location                            Utilization                                        Footage     Owned/Leased     Segment (h)
-------------------------------------------------------------------------------------------------------------------------------
Loughborough, U.K                    Crane/hoist manufacturing                           420,000   Owned              (4), (5)
Oak Creek, WI                        Crane/hoist/winch manufacturing                     277,000   Owned                   (1)
Johannesburg, S.A                    Crane/hoist manufacturing                           124,000   Owned                   (7)
Franklin, OH                         Regional fabrication/remanufacturing                 75,000   Owned                   (3)
Mexico City, Mexico                  Crane/hoist manufacturing/distribution/service       65,000   Owned                   (3)
Edmonton, Canada                     Crane/hoist regional manufacturing/service           58,300   Owned                   (3)
Burlington, Ontario, Canada          Crane manufacturing/distribution/service             20,000   Owned                   (3)
Windsor, WI                          Crane/hoist remanufacturing                          55,000   Leased (a)              (1)
Mauldin/Greenville, SC               Regional crane assembly/service                      40,400   Leased (b)              (3)
Philadelphia, PA                     Regional crane assembly/service                      39,000   Leased (c)              (3)
Birmingham, AL                       Regional crane assembly/service                      36,500   Owned/Leased (d)        (3)
Melbourne, Australia                 Crane/hoist manufacturing/service                    30,000   Leased (e)              (6)
Singapore, Singapore                 Parts warehouse/crane assembly/hoist distribution    21,200   Licensed (f)            (6)
Sydney, Australia                    Material handling equipment distribution/service     14,000   Leased (g)              (6)


(a)  Lease expires May 31, 2002.
(b)  Lease expires December 31, 2004.
(c)  Lease expires July 31, 2000.
(d) The Company owns the property with the exception of a portion thereof leased (with an option to purchase) from the Industrial Revenue Board of Birmingham.
(e) Lease expires August 4, 2003.
(f) The property is held under a license granted pursuant to a building agreement with the Jurong Town Corporation of Singapore. Subject to compliance with certain stipulated conditions in such agreement, the Company is to be granted a 30-year lease of the property from April 1, 1994.
(g)      Lease expires June 30, 2003.
(h)      The operating segments are as follows:

     (1)      Equipment and Aftermarket - Americas
     (2)      Equipment and Aftermarket - Other
     (3)      Distribution and Service - North America
     (4)      Engineered Products and Automation - Europe
     (5)      Equipment and Aftermarket - Europe
     (6)      Equipment and Aftermarket - Asia Pacific
     (7)      Equipment and Aftermarket - South Africa

The Company also leases a number of other properties as DSCs in the United States, Canada, the United Kingdom, South Africa, Australia, Chile, Thailand and Mexico.

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

Item 3.  Legal Proceedings

On October 28, 1996, a strong windstorm caused significant damage to the Belview container-handling terminal at the Port of Waterford in Ireland. One container-handling crane sold by the Company's United Kingdom subsidiary was destroyed and another was seriously damaged. The two cranes were sold to the Waterford Harbour Commissioners in 1992 and commissioned for use in 1993. On October 19, 1998, the Waterford Harbour Commissioners wrote to the Company and provided a notice of arbitration, asserting breach of contract, negligence and breach of duty against the Company's United Kingdom subsidiary in connection with the destroyed and damaged cranes. The Waterford Harbour Commissioners claimed direct damages of IR(pound)8.5 million ($11.5 million based on exchange rates at January 31, 2000) and unspecified consequential damages. The port operator, Bell Lines, Limited, filed a similar claim against the Company's United Kingdom subsidiary in October 1999, asserting unspecified damages. Management intends to vigorously defend both matters. One of the Company's insurance carriers has agreed to provide defense coverage for one of the two cranes involved in the accident and limited indemnification if the Company is unsuccessful in defending the claims. The Company is continuing to work with its insurance broker to determine the availability of additional insurance coverage, if any. While the Company believes that it will obtain a favorable resolution (either by successfully defending the claim or by obtaining insurance coverage thereon), no assurances can be made as to the final outcome of the claims. If the Company is found liable for the claims and is unable to obtain insurance coverage therefor, there could be a material adverse effect on the Company's operations and financial performance.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 28, 1999, the sole shareholder of MMH adopted resolutions by written consent in lieu of a regular meeting electing Todd R. Berman and Michael S. Shein as directors of the Company.

 On July 29, 1999, the sole shareholder of MMH adopted resolutions by written consent in lieu of a special meeting electing Jack F. Stinnett as a director of the Company.

                                     PART II

Item 5.  Market for Registrants' Common Equity and Related Stockholder Matters

There is no established public trading market for Holdings' Voting Common Stock, par value $.01 per share (the "Holdings Voting Common Stock"), or Holdings' Nonvoting Common Stock, par value $.01 per share (the "Holdings Nonvoting Common Stock"). As of January 31, 2000, there were two holders of Holdings Voting Common Stock and nine holders of Holdings Nonvoting Common Stock.

Holdings has not paid or declared any cash dividends during the last two fiscal years and does not anticipate paying cash dividends on the Holdings Voting Common Stock or Holdings Nonvoting Common Stock in the foreseeable future. The ability of Holdings to obtain cash resources to pay cash dividends on its capital stock is restricted by the terms of the New Credit Facility and the indenture that governs the Senior Notes (the "Note Indenture") . See
"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

There is no established public trading market for MMH's Common Stock, par value $.01 per share (the "MMH Common Stock"). Holdings owns all of the issued and outstanding MMH Common Stock.

MMH paid an aggregate of $9,000 in dividends to Holdings during fiscal 1999.

On August 27, 1999, Holdings issued 1,210 shares of its non-voting common stock to Martin Crane in consideration for Martin Crane's funding of a $5.0 million participation interest in the New Credit Facility in connection with the August 2, 1999 amendment of the New Credit Facility. On December 3, 1999, Holdings issued 2,420 more shares of its non-voting common stock to Martin Crane as additional consideration pursuant to the terms of the Subordination and Participation Agreement. No underwriter was involved in the transaction, which was exempt from registration under Section 4(2) of the Securities Act.

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


                                                   MMH Holdings, Inc.
                                                 Selected Financial Data
                                                 (dollars in thousands)

                                                               Fiscal Year Ended October 31,
                                   ---------------------------------------------------------------------------------------
                                      1999              1998               1997             1996                1995
                                   ------------     -------------       -----------     -------------       -------------
Income Statement Data:
Net Sales                             $294,195          $317,857          $353,350          $323,735            $243,169
Gross profit                            75,492            90,866            92,556            76,176              56,765
Other income - net                         392             1,331             2,649             1,149               3,766
Selling, general and
  administrative expenses               72,439            63,152            56,806            44,968              36,931
HII Management fee                           -             1,155             2,862             2,341               1,878
Nonrecurring employee
  benefit costs (a)                          -             1,216                 0                 0                   0

                                   ------------     -------------       -----------     -------------       -------------
Operating income                         3,445            26,674            35,537            30,016              21,722

Net income (loss)                     (98,205)             4,291           $20,853           $18,446             $13,476
                                                                        ===========     =============       =============

Dividends on preferred stock          (12,322)           (6,545)

Amortization of preferred
stock discount                           (581)             (338)
                                   ------------     -------------

Net loss attributable
  to Common Stock                   ($111,108)          ($2,592)
                                   ============     =============

                                                                     As of October 31,
                                   --------------------------------------------------------------------------------------
                                       1999             1998               1997             1996                1995
                                   -------------    -------------       -----------     --------------      -------------

Balance sheet data:

Total assets                         $226,836           $310,997          $199,600           $189,058           $151,168

Total debt                            297,114            265,338             6,088              2,044              4,704
Mandatorily redeemable
  preferred stock                     108,245             95,351                 0                  0                  0


(a) Represents incentives to certain members of management. While the cost of the incentive payments appear on the Company's income statement, HII, the Company's former parent, not the Company, was responsible for paying these incentives.



                                             Morris Material Handling. Inc.
                                                Selected Financial Data
                                                 (dollars in thousands)


                                                               Fiscal Year Ended October 31,
                                   --------------------------------------------------------------------------------------
                                       1999             1998              1997              1996                1995
                                   -------------    -------------     -------------     --------------      -------------

Income Statement Data:
Net Sales                              $294,195         $317,857          $353,350           $323,735           $243,169
Gross profit                             75,492           90,866            92,556             76,176             56,765
Other income - net                          392            1,331             2,649              1,149              3,766
Selling, general and
  administrative expenses                72,439           63,152            56,806             44,968             36,931
HII Management fee                            -            1,155             2,862              2,341              1,878
Nonrecurring employee
  benefit costs (a)                           -            1,216                 0                  0                  0

                                   -------------    -------------     -------------     --------------      -------------
Operating income                          3,445           26,674            35,537             30,016             21,722

Net income                            $(98,205)          $ 4,291           $20,853            $18,446           $ 13,476
                                   =============    =============     =============     ==============      =============


                                                                     As of October 31,
                                   --------------------------------------------------------------------------------------
                                       1999             1998              1997              1996                1995
                                   -------------    -------------     -------------     --------------      -------------

Balance sheet data:
Total assets                           $226,836         $310,997          $199,600           $189,058           $151,168

Total debt                              297,114          265,338             6,088              2,044              4,704

(a) Represents incentives to certain members of management. While the cost of the incentive payments appear on the Company's income statement, HII, the Company's former parent, not the Company, was responsible for paying these incentives.

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

General

              The Company is an international provider of "through-the-air" material handling products and services used in most manufacturing industries. The Company's original equipment operations design and manufacture a comprehensive line of industrial cranes, hoists and component products. Through its aftermarket operations, the Company provides a variety of related products and services, including replacement parts, repair and maintenance services and product modernizations. In recent years, the Company has shifted its orientation from an original equipment-focused United States manufacturer to an international full service provider with a significant emphasis on the high margin aftermarket business. The Company's revenues are derived principally from the sale of industrial overhead cranes, component products and aftermarket products and services.

Recapitalization - Historically, the Company conducted its business as one of several operating units of HII. Prior to March 30, 1998, the core United States operations of the Company were conducted directly by HarnCo, while the remainder of the Company's operations throughout the world were conducted through a number of entities owned, directly or indirectly, by HII and its affiliates.

On January 28, 1998, HII reached an agreement with MHE Investments, a newly formed affiliate of Chartwell Investments Inc., for the sale of an approximately 80 percent common ownership interest in the MHE Business. Pursuant to this agreement, HarnCo and other HII affiliates effected a number of transactions that resulted in Holdings, a preexisting company engaged in the MHE Business, acquiring, through MMH, its newly formed wholly-owned subsidiary, the equity interests of all of the operating entities engaged in the MHE Business. As a result of the reorganization of the MHE Business' legal entities, Holdings and the Company became the successor companies to the MHE Business. The Transactions are accounted for as a recapitalization for financial reporting purposes. Accordingly, the historical basis of the Company's assets and liabilities was not impacted by the Transactions.

In conjunction with the Recapitalization, which closed on March 30, 1998 (the "Recapitalization Closing"), Holdings sold $60.0 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings' 12% Series A Senior Exchangeable Preferred Stock (the "Holdings Series A Senior Preferred Stock") and 720 shares of non-voting common stock, to institutional investors. In addition, MMH sold $200.0 million aggregate principal amount of 9 1/2% Senior Notes due 2008 (the "Senior Notes") and entered into a senior secured credit facility (the "New Credit Facility"). The New Credit Facility included $55.0 million of term loans, a revolving credit facility (the "Revolving Credit Facility") and an acquisition facility (the "Acquisition Facility"). The
Revolving Credit Facility initially provided the Company with up to $70.0 million of available borrowings for working capital, acquisitions and other corporate purposes, subject to compliance with certain conditions. The Acquisition Facility initially permitted the Company to borrow up to $30.0 million until the third anniversary of the Recapitalization Closing to finance acquisitions, subject to compliance with certain conditions. The New Credit Facility was amended on August 2, 1999. See "Recent Developments--New Credit
Facility Amendment; Liquidity Status"; "Liquidity and Capital Resources." As amended, the Revolving Credit Facility provided $50.7 million of available borrowings ($10.0 million of which was required to be reserved for issuance of letters of credit), and the Acquisition Facility provided for $12.4 million of borrowings ($7.4 million of which was previously funded by the lenders under the New Credit Facility and $5.0 million of which was funded by indirect equity holders in Holdings) for acquisitions and general corporate purposes. No additional borrowings under the Acquisition Facility are available from lenders under the New Credit Facility.

The Company, however, anticipates that it will not meet certain financial covenants contained in the New Credit Facility for the quarter ended January 31, 2000 and the foreseeable future thereafter. The Company entered into an Amendment and Waiver under the New Credit Facility, dated as of January 31, 2000, whereby, among other matters, the lenders waived compliance by the Company with such financial covenants, for the period from January 31, 2000 until 5:00 p.m. March 29, 2000 (the "January Waiver"). The January Waiver permits the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 31, 2000, in an aggregate amount of up to $12.0 million, during the waiver period.

Currently, the Company is not generating sufficient funds from operations to satisfy working capital and debt service requirements, and as a result must rely on Revolving Credit Facility borrowings to continue to operate. While the Company anticipates that cash generated from operations and Revolving Credit Facility borrowings will be sufficient to enable it to satisfy its cash flow needs until March 29, 2000, there can be no assurance that it will have sufficient cash flow and borrowings available to enable it to meet its obligations until such date. Upon the expiration of the January Waiver on March 29, 2000, the Company will not have sufficient cash to continue operations, unless arrangements can be entered into to provide liquidity for the Company. See "Liquidity and Capital Resources."

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

In connection with, and as a condition to, the lenders under the New Credit Facility entering into the August 2, 1999 Amendment to the New Credit Facility, certain of the current indirect equity holders in Holdings purchased, through Martin Crane, a $5.0 million participation in the New Credit Facility and received shares of non-voting common stock of Holdings, in consideration therefor. As a result, at January 31, 2000, MHE Investments owns approximately 54.5% of the Holdings Common Stock, HarnCo owns approximately 15.6% of the Holdings Common Stock, institutional investors own approximately 4.9% of the Holdings Common Stock and Martin Crane owns approximately 25.0% of the Holdings Common Stock.

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

At the Recapitalization Closing, MMH entered into a number of agreements pursuant to which HII and its affiliates continued to provide to MMH and to its subsidiaries located in the United States, on an interim basis and under substantially the same terms and conditions as before the closing, certain products and services. In addition, HII and MMH entered into a credit indemnification agreement (the "Credit Indemnification Agreement") pursuant to which HII will maintain in place the credit support obligations in existence at the Recapitalization Closing but have no further duty to extend, renew or enter into any new credit support obligations (except as to the MHE Business obligations existing at the Recapitalization Closing). See "Certain Relationships and Related Transactions--Relationship with Harnischfeger." Under the Credit Indemnification Agreement, MMH is required to pay HII, an annual fee equal to 1% of the amounts outstanding under each letter of credit and bond provided by HarnCo and its affiliates (approximately $27.7 million as of October 31, 1999). MMH accrued a fee of $223,000 for calendar year 1999. HII is required to refund the Company on a quarterly basis a pro-rata portion of the annual fee for any reductions in the outstanding amount of credit that occurred during such quarter. In addition, the Company will reimburse HII for certain future fees and expenses. The Company also entered into a surety arrangement (the "Surety Arrangement") with a third party at the Recapitalization Closing to provide credit support for its post-Recapitalization Closing operations.

In connection with the Recapitalization, the Company also entered into a trademark license agreement (the "Trademark License Agreement") with an affiliate of HarnCo, pursuant to which the Company has the right to use the P&H trademark with respect to all MHE Business products on a worldwide exclusive basis from the date of the Recapitalization Closing until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, the Company or their parents or successors (and for an additional seven years thereafter for aftermarket products and services). The royalty fee for use of the trademark is 0.75% of the aggregate net sales of the MHE Business for the ten year period which commenced March 30, 1999. The Company accrued $1,353,000 of expenses for royalty fees in the period from March 30, 1999 to October 31, 1999. The Company has elected to defer the payment of the royalty fee for the period ended October 31, 1999, which would be payable January 30, 2000, pursuant to the terms of the Trademark License Agreement. The

Trademark License Agreement provides that the annual royalty fee may be deferred for up to two years if the Company does not meet certain financial criteria. The Company can only defer up to two payments during the term of the agreement. In addition, interest accrues at 12% per year on the deferred fee payments.

The Company could be materially adversely affected by the fact that HII and certain of its United States affiliates filed for bankruptcy protection. See "Recent Developments--HII Bankruptcy."

For income tax purposes, Holdings and MMH were deemed to acquire the assets of the MHE Business pursuant to Code Section 338(h)(10) in connection with the Transactions. Accordingly, the Recapitalization increased the tax basis of certain assets and created tax-deductible goodwill.

Acquisitions and Divestitures

Acquisitions-During the year ended October 31, 1999, the Company completed two acquisitions with an aggregate purchase price of $4.1 million, net of cash acquired. During 1998, the Company completed several acquisitions for an aggregate purchase price of $8.9 million, net of cash acquired. These acquisitions were related to the Company's aftermarket business and were accounted for as purchase transactions with the purchase prices allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 10 to 40 years. One 1999 acquisition and one 1998 acquisition were partially financed by the sellers. The resulting deferred purchase price will be paid in 2004 and 2005 for the 1999 acquisition and annual installments through 2006 for the 1998 acquisition. Future payments for acquisitions partially financed by the sellers are $100,000 in each of the years 2000, 2001, 2002 and 2003; $1,100,000 in 2004; $700,000 in 2005; and $100,000 in
2006. The two 1999 acquisitions added approximately $13.7 million in sales and $1.5 million in operating income to the Company's results in 1999.

During the year ended October 31, 1999, the Company made final consideration payments of $1.5 million related to two 1998 acquisitions. With respect to a 1995 acquisition, the Company made a final contingent consideration payment of $1.4 million in the year ended October 31, 1999. Additionally, a payment of $100,000 was made toward the 1998 acquisition that was partially financed by the seller. On a pro forma basis, the 1999 and 1998 acquisitions were not material to results of operations reported for the year ended October 31, 1999 and accordingly, such information is not presented.

Divestitures-On December 16, 1999, the Company completed the sale of the Brake Business located in Mississauga, Ontario, Canada, for a net sale price of $6.8 million after deduction of certain transaction-related items, including taxes. During fiscal 1999, the Brake Business contributed $5.7 million in sales and $1.4 million in operating income to the Company's results.

In accordance with the New Credit Facility, as amended by the Amendment, the Company was permitted to apply half of the net proceeds of the sale of the Brake Business (which amounted to $3.4 million) to general corporate purposes, which the Company would otherwise have been required to use to prepay indebtedness under the New Credit Facility. After consummation of the sale, the Company repaid $3.1 million of the outstanding term loans ($2.4 million of which was applied to the final scheduled principal payment obligation with respect to the term loans) and repaid $0.3 million on the Acquisition Facility.

Results of Operations

Fiscal 1999 as Compared to Fiscal 1998

Net sales in 1999 decreased $23.7 million or 7.4% to $294.2 million from $317.9 million in 1998. The decrease in net sales was primarily caused by the following: (i) a decrease of $15.9 million in hoists and component sales primarily resulting from continued softness in certain European and Asian markets; (ii) a decrease of $7.1 million in engineered crane sales worldwide largely due to the fact that 1998 included $8.9 million in container crane sales in the United Kingdom without any corresponding sales in 1999; (iii) a decrease in overall parts sales of $3.6 million caused primarily by the decrease in spare parts orders attributable to the lower engineered crane sales resulting from a weakened market; and (iv) a decrease in modernization sales of $1.4 million. These decreases were partially offset by an increase in service sales of $2.4 million and an increase in standard crane sales of $1.9 million.

Cost of sales decreased $8.3 million or 3.7% to $218.7 million in 1999 from $227.0 million in 1998 primarily due to the lower sales volumes described above. However, cost of sales as a percentage of net sales increased from 71.4% in 1998 to 74.3% in 1999 due to the lower level of volume in manufacturing operations tied to the decrease in engineered crane and hoist and component sales. Additionally, the Company experienced $2.0 million in special charges during 1999 related to revised estimates of inventory obsolescence, warranty reserves and contract completion costs.

Selling, general and administrative expenses increased $9.2 million or 14.7% to $72.4 million in 1999 from $63.2 million in 1998. The primary cause was $4.2 million of special charges related to provisions for certain delinquent accounts receivable and changes in management (severance and recruiting costs). Additional causes were: (i) the increased administrative resources necessary to replace functions formerly performed by HII and their affiliates, including information systems and certain accounting and human resource functions; (ii) increased consulting costs; and (iii) increases due to the 1999 and 1998 acquisitions. Selling, general and administrative expenses in 1999 also included approximately $1.0 million of management fees compared to $0.6 million in 1998. Additionally, selling, general and administrative expenses in 1999 included approximately $1.4 million of accrued royalties owed to HII for use of the P&H trademark after March 30, 1999, the initial date such royalty payments began accruing, while 1998 expenses included severance costs of $1.8 million associated with restructuring the Company's United States and United Kingdom manufacturing operations. These increases were offset by savings associated with the 1998 restructuring of the United Kingdom and United States manufacturing operations and other cost-reduction measures.

Parent management fees allocated by HII (prior to the Recapitalization), which represented an allocation of HII's corporate expenses, were $1.2 million in 1998. Additionally, in 1998, the Company recognized incentive payments of $1.2 million to certain members of management. While the cost of these incentive payments appears on the Company's income statements, HII, the Company's former parent, paid these incentives.

Approximately $30.0 million in interest expense was recorded in 1999. The components include $23.6 million related to the debt issued in connection with the Recapitalization and related commitment fees, $2.6 million related to borrowings for working capital and acquisition funding, a $0.4 million fee paid in conjunction with the waiver of New Credit Facility debt covenant violations, $0.7 million related to other borrowings, $2.5 million in amortization of financing costs recognized in connection with the Recapitalization and $0.2 in amortization of a credit support fee payable to HII. Interest expense in 1998 included $1.5 million related to borrowings from HII and affiliates (prior to the Recapitalization), $14.2 million related to the debt issued in connection with the Recapitalization, $0.8 million on borrowings for working capital, $1.2 million in amortization of financing costs and $0.3 million in amortization of a credit support fee payable to HII. The Company paid $27.7 million in cash interest, waiver fees and commitment fees during 1999.

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of net operating loss carryforwards. During 1999, the Company re-estimated its future operating results and determined its deferred tax asset valuation allowance required an increase of $80.4 million which was recognized as income tax expense. Management believes it is more likely than not that the net deferred tax assets recorded will not be realized.

The current income tax expense recorded of $2.1 million resulted primarily from profitable operations in Canada and from state income tax liabilities.

The Company's backlog of orders at October 31, 1999 was approximately $77.4 million compared to approximately $97.3 million at October 31, 1998. Bookings in 1999 were $274.3 million compared to $317.5 million in 1998. The change in backlog is due to lower bookings and completion of several large projects in fiscal 1999. The decrease in bookings was primarily due to lower orders for modernizations, standard cranes, hoists and components bookings, especially in international markets. Fourth quarter 1998 bookings included a $21 million order with no comparably sized order in 1999.

Fiscal 1998 as Compared to Fiscal 1997

Net sales in 1998 decreased $35.5 million or 10.0% to $317.9 million from $353.4 million in 1997. The decrease in net sales was primarily the result of a decrease in engineered crane sales worldwide as 1997 included the completion of several large projects in both the United States and the United Kingdom without a corresponding level of projects in 1998. The decline in engineered crane sales was largely due to a downturn in orders in the United Kingdom container crane business and the failure to win certain large projects in the United States.

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

Other income - net decreased from $2.6 million in 1997 to $1.3 million in 1998 primarily due to the recognition of a $2.0 million gain in 1997 on an insurance claim relating to a fire at the Morris Mechanical Handling Ltd. facility in the United Kingdom in 1995. Other income - net in 1998 includes a gain of approximately $0.3 million on the sale of certain fixed assets, including a building.

Cost of sales decreased $33.8 million or 13.0% to $227.0 million in 1998 from $260.8 million in 1997 primarily due to the lower sales volumes described above. Cost of sales as a percentage of net sales also decreased, from 73.8% in 1997 to 71.4% in 1998. This improvement is a result of a shift in the Company's sales mix toward the higher margin standard cranes and aftermarket products and away from engineered cranes.

Selling, general and administrative expenses increased $6.4 million or 11.2% to $63.2 million in 1998 from $56.8 million in 1997 due to expenses related to the businesses acquired in 1997 and 1998, unabsorbed engineering costs due to lower engineered crane sales, additional costs associated with the separation from HII, including the staffing of corporate tax and treasury functions and rent on new corporate headquarters, management fees included in 1998 for periods subsequent to the Recapitalization, and severance costs of $1.8 million associated with restructuring the Company's United States and United Kingdom manufacturing operations.

As a result of the Recapitalization, the Company recognized incentive payments of $1.2 million to certain members of management. While the cost of these incentive payments appears on the Company's income statements, HII, the Company's former parent, paid these incentives.

Approximately $16.5 million in third party interest expense was recorded in 1998, including $14.2 million in interest expense on the Senior Notes and under the New Credit Facility and $1.2 million of amortization of related deferred financing costs. The Company also incurred $0.8 million in interest expense on working capital borrowings outstanding and $0.3 million in amortization of a credit support fee payable to HII.

The provision for income taxes was approximately 50.9% of income before income taxes and minority interest for 1998 as compared to 39.9% for 1997. This increase is due in large part to higher foreign effective tax rates, the nondeductible divestiture bonus expense charge and the effect of an increase in the deferred tax valuation allowance.

Net income decreased $16.6 million or 79.4% to $4.3 million in 1998 from $20.9 million in 1997. Net income represented 1.3% of net sales in 1998 compared to 5.9% of net sales in 1997.

Liquidity and Capital Resources

The majority of the Company's sales of products and services are recorded as products are shipped or services are rendered. Revenue on certain long-term contracts is recorded using the percentage-of-completion method. Net cash flow from operations is affected by the volume of, and the timing of payments under, percentage-of-completion long-term contracts.

Net cash flow used for operating activities was $15.2 million in 1999 versus net cash flow provided by operating activities of $9.6 million and $12.9 million in 1998 and 1997, respectively. The decrease in operating cash flow from 1998 to 1999 was primarily due to a $33.2 million decrease in net income after adjusting for the effect of the increase in the deferred tax provision, offset, in part, by a $6.1 million increase in cash flow resulting from net changes in working capital and a $2.8 million increase in depreciation and amortization. The decrease in operating cash flow from 1997 to 1998 was due primarily to a $16.6 million decrease in net income for 1998 offset by increases in advance payments and progress billings and non-cash expenses such as amortization of financing costs and divestiture bonuses during the year. Lower levels of acquisition funding provided by HII and its affiliates in 1998, compared to the acquisition funding provided for the acquisition of a DSC in Ohio in February 1997, also contributed to the decrease in cash flow provided by operating activities.

Net cash used for investment and other transactions for 1999, 1998 and 1997 was $13.7 million, $16.0 million and $14.9 million, respectively. During 1999, $5.6 million of cash was used for acquisitions related to the Company's aftermarket business and for payments made with respect to three earlier acquisitions versus $8.9 million used for 1998 acquisitions. Additionally, capital expenditures increased to $7.6 million in 1999 from $5.2 million in 1998. The 1999 expenditures included computers and computer upgrades, new operating system software, office and warehouse consolidations and new manufacturing equipment. The increase from 1997 to 1998 was due mainly to the receipt of an insurance claim in 1997 due to an earlier fire. This was offset in part by a lower level of acquisition expenditures during 1998 than 1997. The Company anticipates approximately $2.0 million in capital expenditures in fiscal 2000 for computers, computer upgrades and various furniture, fixtures, machinery and equipment. The Company's ability to undertake those capital expenditures will likely be adversely affected by its liquidity situation, as discussed below. The Company did not have any material commitments for capital expenditures as of October 31, 1999 or as of January 31, 2000.

Net cash provided by financing activities was $30.3 million and $7.5 million in 1999 and 1998, respectively. The increase from 1998 to 1999 was primarily due to net proceeds from borrowings used to fund principal and interest payments, working capital needs and acquisitions. The increase from 1997 to 1998 was due to the financing activities associated with the Recapitalization. Net cash used for financing activities was $0.3 million in 1997.

As part of the Recapitalization, MMH offered $200.0 million principal amount of its 9 1/2% Senior Notes. Interest on the Senior Notes began accruing on March 30, 1998, the date of issuance of the Senior Notes, and is payable semi-annually on each April 1 and October 1, commencing October 1, 1998. The Senior Notes will mature on April 1, 2008.

As part of the Transactions, the Company entered into the New Credit Facility which included a $20 million term loan ("Term Loan A"), a $35 million term loan ("Term Loan B" and together with Term Loan A, the "Term Loans"), a revolving credit facility (the "Revolving Credit Facility") and an acquisition facility (the "Acquisition Facility"). The Revolving Credit Facility initially provided the Company with up to $70.0 million of available borrowings until the fifth anniversary of the Recapitalization Closing for working capital, acquisitions and other corporate purposes, subject to compliance with certain conditions, including a borrowing base test.

Term Loan A is payable in 20 quarterly installments, which commenced on June 30, 1998 and Term Loan B is payable in 28 quarterly installments, which commenced on June 30, 1998.

As of January 31, 2000, the aggregate scheduled yearly loan principal payments for all borrowings under the New Credit Facility, after giving effect to the changes in repayment schedules due to the partial prepayment of the term loans and Acquisition Facility with proceeds from the December 1999 divestiture of the Brake Business, are as follows: (i) $6,792,000 in 2000; (ii) $5,119,000 in 2001;
(iii) $6,674,000 in 2002; (iv) $35,720,000 in 2003; (v) $24,090,000 in 2004; and
(vi) $8,011,000 in 2005.

Borrowings under the New Credit Facility bear interest at various interest rates based on certain floating reference rates. To limit the effect of increases in the interest rates of the New Credit Facility, the Company has entered into an interest rate swap arrangement. The effect of this arrangement, which expires on March 31, 2001, is to limit the interest rate exposure on specified amounts up to $55.0 million borrowed under the New Credit Facility at a fixed LIBOR rate of 5.875% plus 3.5%.

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

The Company did not meet certain of the financial covenants under the New Credit Facility for the period ended January 31, 1999 and did not meet such financial covenants and certain additional financial covenants for the period ended April 30, 1999. The Company obtained waivers of such financial covenants through August 2, 1999. The waivers permitted the Company to borrow certain amounts under the Revolving Credit Facility to meet its working capital requirements;

however the Company could not, without prior lender consent, (i) borrow any amounts under the Acquisition Facility, (ii) borrow any amounts under the Revolving Credit Facility in excess of the aggregate amount of the Revolving Credit Facility borrowings that the Company had repaid subsequent to March 2, 1999, or (iii) request the issuance of letters of credit, bid bonds or performance bonds in an aggregate amount after March 2, 1999 in excess of $5.0 million.

On August 2, 1999, the Company entered into the Amendment which cured past financial covenant violations and reset financial covenants under the New Credit Facility until April 2001. The Amendment increased the cash availability under the Revolving Credit Facility from $35.7 million under the previous waiver agreement to $40.7 million. At January 31, 2000, the Company had $25.2 million of outstanding Revolving Credit Facility borrowings. In addition, the Amendment permitted the Company to obtain letters of credit, bid bonds and performance bonds in an amount not to exceed $10.0 million in the aggregate of which $5.2 million have been issued.

In connection with, and as a condition to the New Credit Facility lenders entering into, the Amendment, certain of the current indirect equity holders in Holdings, through Martin Crane purchased a $5.0 million participation in the New Credit Facility and received certain non-voting equity interests in Holdings, consisting of 25% of the then outstanding Holdings Common Stock.

The Company anticipates that it will not meet certain financial covenants contained in the New Credit Facility for the quarter ended January 31, 2000 and the foreseeable future thereafter. The Company entered into an Amendment and Waiver under the New Credit Facility, dated as of January 31, 2000, whereby, among other matters, the lenders waived compliance by the Company with such financial covenants, for the period from January 31, 2000 until 5:00 p.m. March 29, 2000. The January Waiver permits the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 31, 2000, in an aggregate amount of up to $12.0 million, during the waiver period.

Currently, the Company is not generating sufficient funds from operations to satisfy working capital and debt service requirements, and as a result must rely on Revolving Credit Facility borrowings to continue to operate. While the Company anticipates that cash generated from operations and Revolving Credit Facility borrowings will be sufficient to enable it to satisfy its cash flow needs until March 29, 2000, there can be no assurance that it will have sufficient cash flow and borrowings available to enable it to meet its obligations until such date.

Until March 29, 2000 and thereafter, the Company may experience severe financial and operational difficulties resulting from its liquidity situation that may prevent it from continuing operations.

In addition, at the time of expiration of the January Waiver, the Company will again be in default under certain financial covenants of the New Credit Facility. As a result of these defaults, the lenders ("Lenders") under the New Credit Facility will be able to declare all amounts of principal and accrued interest outstanding under the New Credit Facility immediately due and payable (an "Acceleration"). If such Lenders so accelerate, the Company will then also be in default under the indenture governing the Senior Notes (the "Indenture"). In such event, the Company would not be able to cure such default and the trustee under the Indenture will be able to accelerate the Company's outstanding indebtedness (including accrued interest) evidenced by the Senior Notes. The Company will not have sufficient funds to repay the outstanding indebtedness under the New Credit Facility or the Senior Notes if either such indebtedness is accelerated. As of January 31, 2000, the Company had $298.9 million of indebtedness outstanding, including $86.7 million under the New Credit Facility (including accrued interest) and $206.3 million evidenced by the Senior Notes (including accrued interest).

In the event that the Lenders do not cause an Acceleration to occur on March 29, 2000, the Company will nonetheless be unable to meet certain of its obligations as they become due after such date, including a $9.5 million interest payment obligation under the Senior Notes due on April 1, 2000. As a result, the Lenders and, after the expiration of the applicable grace period, the trustee under the Indenture will have the right to accelerate the Company's outstanding indebtedness. In such event, the Company will not have sufficient funds to repay New Credit Facility borrowings and the Senior Notes.

The Company is currently seeking, and is engaged in discussions regarding, its strategic alternatives. The Company has engaged in discussions with the Lenders and also intends to begin preliminary discussions with representatives of the holders of Senior Notes concerning the possible restructuring of the Company's capital structure, including a possible sale of the Company to a third party in connection therewith. There can be no assurance that the Company will be able to successfully pursue strategic alternatives or that the results of its discussions with its creditors will be successful. As discussed above, if the Company fails in the near future to resolve its critical liquidity issues, the Company may be unable to continue as a going concern.

Holdings' current primary cash needs are for administrative expenses and for the payment of income taxes of Holdings and its affiliates related to the MHE Business. Holdings is a holding company that conducts all of its operations through its subsidiaries. Consequently, Holdings' ability to meet its cash needs depends entirely upon receiving dividends, loans, advances or other payments from its subsidiaries. If for the reasons outlined above or otherwise, the Company is unable to continue as a going concern, Holdings also will not be able to continue to operate as a going concern. The New Credit Facility and the Indenture generally restrict the ability of Holdings' subsidiaries to transfer funds to Holdings, other than for administrative fees and expenses (subject to a general limit) and other than for the payment of income taxes. Under the terms of the Indenture, the Company is generally restricted from paying dividends or making other restricted payments to Holdings unless, among other things, the ratio of the Company's EBITDA to Consolidated Interest Expense (as defined in the Indenture) for the four most recent consecutive fiscal quarters is at least 2 to 1. Moreover, the terms of the Holdings Series A Senior Preferred Stock, as well as the Holdings Series B Junior Preferred Stock and the Holdings Series C Junior Voting Preferred Stock, restrict the ability of Holdings and its subsidiaries to incur additional indebtedness. There are no current material restrictions on the ability of the Company's subsidiaries to pay dividends or otherwise make payments to the Company. In addition, the Company anticipates that there will not be any material economic restrictions or adverse tax effects with respect to the Company's ability to repatriate foreign assets. There can be no assurance, however, that such limitations will not exist in the future. As a result of these restrictions and the Company's current financial condition outlined above, it is unlikely that Holdings will have available to it sufficient cash resources to pay cash dividends on the Holdings Series A Senior Preferred Stock (or on the Holdings Series B Junior Preferred Stock and the Holdings Series C Junior Voting Preferred Stock) commencing October 1, 2003. In addition, all issues of Holdings' preferred stock are mandatorily redeemable.

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

               Liquidity Status - The Company did not meet certain of the financial covenants under the New Credit Facility for the period ended January 31, 1999 and did not meet such financial covenants and certain additional financial covenants for the period ended April 30, 1999. The Company obtained a waiver of such financial covenants through August 2, 1999. On August 2, 1999, the Company obtained an amendment to the New Credit Facility (the "Amendment") which cured past financial covenant violations and reset financial covenants until April 2001. The Amendment increased the cash availability under the Revolving Credit Facility from $35.7 million under the previous waiver agreement to $40.7 million. In addition, the Amendment permitted the Company to obtain letters of credit, bid bonds and performance bonds in an amount not to exceed $10.0 million in the aggregate of which $5.2 million have been issued.

              The Company anticipates that it will not meet certain financial covenants contained in the New Credit Facility for the quarter ended January 31, 2000 and the foreseeable future thereafter. The

              Company entered into an Amendment and Waiver under the New Credit Facility, dated as of January 31, 2000, whereby, among other matters, the lenders waived compliance by the Company with such financial covenants, for the period from January 31, 2000 until 5:00 p.m. March 29, 2000. The January Waiver permits the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 31, 2000, in an aggregate amount of up to $12.0 million, during the waiver period.

              Currently, the Company is not generating sufficient funds from operations to satisfy working capital and debt service requirements, and as a result must rely on Revolving Credit
              Facility borrowings to continue to operate. While the Company anticipates that cash generated from operations and Revolving Credit Facility borrowings will be sufficient to enable it to satisfy its cash flow needs until March 29, 2000, there can be so assurance that it will have sufficient cash flow and borrowings available to enable it to meet its obligations until such date.

              Until March 29, 2000 and thereafter, the Company may experience severe financial and operational difficulties resulting from its liquidity situation that may prevent it from continuing operations. In addition, at the time of expiration of the January Waiver, the Company will again be in default under certain financial covenants of the New Credit Facility. As a result of these defaults, the Lenders will be able to declare all amounts of principal and accrued interest outstanding under the New Credit Facility immediately due and payable. If such Lenders so accelerate, the Company will then also be in default under the Indenture . In such event, the Company would not be able to cure such default and the trustee under the Indenture will be able to accelerate the Company's outstanding indebtedness (including accrued interest) evidenced by the Senior Notes. The Company will not have sufficient funds to repay the outstanding indebtedness under the New Credit Facility or the Senior Notes if either such indebtedness is accelerated. As of January 31, 2000, the Company had $298.9 million of indebtedness outstanding, including $86.7 million under the New Credit Facility (including accrued interest) and $206.3 million evidenced by the Senior Notes (including accrued interest).

              In the event that the Lenders do not cause an Acceleration to occur on March 29, 2000, the Company will nonetheless be unable to meet certain of its obligations as they become due after such date, including a $9.5 million interest payment obligation under the Senior Notes due on April 1, 2000. As a result, the Lenders and, after expiration of the applicable grace period, the trustee under the Indenture will have the right to accelerate the Company's outstanding indebtedness. In such event, the Company will not have sufficient funds to repay New Credit Facility borrowings and the Senior Notes.

              The Company is currently seeking, and is engaged in discussions regarding, its strategic alternatives. The Company has engaged in discussions with the Lenders and also intends to begin preliminary discussions with representatives of the holders of Senior Notes concerning the possible restructuring of the Company's capital structure, including a possible sale of the Company to a third party in connection therewith. There can be no assurance that the Company will be able to successfully pursue strategic alternatives or that the results of its discussions with its creditors will be successful. As discussed above, if the Company fails in the near future to resolve its critical liquidity issues, both the Company and Holdings may be unable to continue as going concerns.

               Potential Material Adverse Effect of HII Bankruptcy - On June 7, 1999, HII and certain of its United States affiliates (including HarnCo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Certain provisions of the Bankruptcy Code allow a debtor to avoid, delay and/or reduce its contractual and other obligations to third parties. There can be no assurance that HII and its affiliates will not attempt to utilize such provisions to cease performance under their agreements and arrangements with the Company. The inability of the Company to receive the benefits of one or more of these agreements or the termination of ongoing arrangements between the Company and affiliates of HII (including those relating to the provision of services and materials by HII and its affiliates to the Company) could materially adversely affect the Company's operations and financial performance. In the event that any of the liabilities retained by HII and its affiliates in connection with the Recapitalization remain unsatisfied as of the Petition Date, the Company's right to indemnification for any such amounts it has paid on behalf of HII and its affiliates may also be avoided, delayed or reduced. Each of HII and certain of its affiliates on one hand, and the Company and certain affiliates on the other hand, have receivables and payables to the other which may be affected by the HII Bankruptcy.

               Risks Associated with Large Crane Projects - The Company's principal business includes designing, manufacturing, marketing and servicing large cranes for the capital goods industries. Long periods of time are often necessary to plan, design and build these machines. With respect to these machines, there are risks of customer acceptance and start-up or performance problems. Large amounts of capital are required to be devoted by some of the Company's customers to purchase these machines and to finance the steel mills, paper mills and other facilities that use these machines. The Company's success in obtaining and managing sales opportunities can affect the Company's financial performance. In addition, some projects are located in undeveloped or developing economies where business conditions are less predictable. Finally, the market for large cranes is down substantially and the outlook is not expected to improve for the foreseeable future.

               Risks Associated with International Operations - The Company has operations and assets located in Canada, Mexico, Chile, the United Kingdom, South Africa, Thailand,Australia and Singapore and is establishing joint ventures in Malaysia and Saudi Arabia. The Company also sells its products through distributors and agents in over 50 countries, some of which are merely ad hoc arrangements and may be terminated at any time. The Company's international operations (including Canada, Mexico, Chile, South Africa, Singapore, Thailand, Australia and the United Kingdom) accounted for 36.4%, 36.2% and 41.8% of the Company's aggregate net sales in 1999, 1998 and 1997, respectively. Although historically, exchange rate fluctuations and other international factors have not had a material impact on the Company's business, financial condition or results of operations, international operations expose the Company to a number of risks, including currency exchange rate fluctuations, trade barriers, exchange controls, risk of governmental expropriation, political and legal risks and restrictions, foreign ownership restrictions and risks of increases in taxes. The inability of the Company, or limitations on its ability, to conduct its foreign operations or distribute its products internationally could adversely affect the Company's operations and financial performance.

               Competition - The markets in which the Company operates are highly competitive. Both domestically and internationally, the Company faces competition from a number of different manufacturers in each of its product lines, some of which have greater financial and other resources than the Company. The principal competitive factors affecting the Company include performance, functionality, price, brand recognition, customer service and support, financial strength and stability, and product availability. The current depressed level of new equipment orders has increased the intensity of competition and has reduced selling prices and margins on new equipment bookings. There can be no assurance that the Company will be able to compete successfully with its existing competitors or with new competitors. Failure to compete successfully could have a material adverse effect on the Company's financial condition, liquidity and results of operations. In addition, the Company's ability to compete successfully will likely be adversely affected by the Company's liquidity crisis.

               Market Risks - The Company's business is affected by the state of the United States and global economy in general, and by the varying economic cycles of the industries in which its products are used. There can be no assurance that any future condition of the United States economy or the economies of the other countries in which the Company does business will not have an adverse effect on the Company's business, operations or financial performance.

Year 2000 Compliance

The Company did not experience any significant disruption in operations as a result of the Year 2000 issue; however, there remains a potential for Year 2000 problems to occur after January 1, 2000. Management believes that any potential problems would not have a significant impact on operations of the Company.

The potential Year 2000 problems existed as a result of computer programs written and systems designed using two digits rather than four to define the applicable year. Consequently, such software had the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Since 1996, the Company has been engaged in resolving its Year 2000 issues, first as a subsidiary of HII, and now on its own as an independent entity. After the Recapitalization, the Company established its own Year 2000 teams. These teams performed site audits at each of the Company's operations in order to identify and address all Year 2000 issues related to both information technology ("IT") systems and internally used manufacturing and administrative equipment. Hardware and software technology guidelines were implemented worldwide in order to ensure that all systems were Year 2000 compliant before January 1, 2000.

With respect to non-IT systems, such as heating and ventilation systems, security systems and machine tools, the Company sought representations from the relevant vendors that the systems were Year 2000 compliant. The Company received such assurances from a number of non-IT system vendors and did not encounter any significant unresolved Year 2000 issues with respect to such systems. In addition, in the event that there were any unresolved Year 2000 issues with respect to its non-IT systems, the Company believes it could have obtained replacement services either internally or from third parties without significant disruptions to its operations.

During the third fiscal quarter of 1999, the Company's operations in Oak Creek, Wisconsin replaced their existing business system, formerly shared with HarnCo. The decision to replace the system was based solely on the need to move off of the shared system. The vendor of the replacement system represented to the
Company that the new system is Year 2000 compliant (which representation was confirmed by an outside consultant). The Company sought and received representations from the applicable vendors that the business systems used in the United Kingdom, South Africa, Australia, Singapore, Canada, and Mexico were Year 2000 compliant. The operating system used in the North American distribution and service business was made compliant during the second fiscal quarter of 1999 by applying the vendor supplied upgrade.

The Company also assessed and addressed Year 2000 issues with significant vendors. The Company sought assurances from all of its vendors with respect to Year 2000 issues. The Company does not, however, control the systems of other companies, and cannot assure that these systems were timely converted and, if not converted, would not have an adverse effect on the Company's business operations. In the event that the Company's significant vendors or suppliers did not complete their Year 2000 compliance efforts, the Company could have experienced disruptions in its operations. Disruptions in the economy generally resulting from Year 2000 issues also could have affected the Company. With respect to products sold by the Company, management continues to believe that any liability for Year 2000 compliance will not be material.

The Company used and will continue to use all necessary internal resources to resolve any Year 2000 issues. The Company completed its Year 2000 remediation before December 31, 1999. Total expenses on the project through December 31, 1999 were approximately $1.6 million and were primarily related to expenses for repair or replacement of software and hardware, expenses associated with facilities, products and supplier reviews and project management expenses. The Company did not encounter any significant expenditures subsequent to January 1, 2000 and management does not anticipate any additional significant expenditures in the future.

Future Accounting Changes

In June 1998, the Financial Accounting Standards Board (FASB) has issued Statement of Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." It requires all derivative instrumaents to be recorded in the statements of financial position at fair value. In June 1999, the statement's effective date was delayed by one year, and it will be effective for the year ending October 31, 2001. Interim reporting for this standard will be required. Due to the Company's current limited use of derivative instruments, the adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

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

The Company's products are sold in over 50 countries around the world. Although revenues of the Company are generated in foreign currencies, the vast majority of both sales and associated costs are in United States dollars, Pounds Sterling and Canadian Dollars. The Company may, from time to time, hedge specifically identified committed cash flows in foreign currencies using forward contracts. Such foreign currency contract activity historically has not been material. At October 31, 1999, there were no foreign currency forward contracts outstanding. There also were no material non-functional currency denominated financial instruments, which would expose the Company to foreign exchange risk, outstanding at October 31, 1999.

As noted above, the Company is exposed to market risk associated with adverse movements in interest rates. Specifically, the Company is exposed to changes in the value of its $200 million Senior Notes and to changes in earnings and related cash flows on its variable interest rate debt obligations outstanding under the New Credit Facility. Borrowings outstanding under the New Credit Facility totalled $92.6 million at October 31, 1999.The fair value of the Company's Senior Notes was approximately $66 million based upon the quoted market price of the instrument on October 31, 1999.

The Company entered into an interest rate swap arrangement in order to limit the effect of increases in the interest rates under the New Credit Facility. The effect of this agreement, which expires on March 31, 2001, is to limit the interest rate exposure on specified amounts up to $55.0 million borrowed under the New Credit Facility to a fixed LIBOR rate of 5.875% (the "Fixed Rate") plus 3.5%, as applicable. As a result, the interest rates applicable to Term Loan A and Term Loan B at October 31, 1999 have been fixed at 9.375%, respectively. The differential between the floating rate of the New Credit Facility and the Fixed Rate is accrued as interest rates change and is recorded as an adjustment of interest expense. The Company would have paid approximately $0.1 million to terminate the interest rate swap at October 31, 1999. After considering the related effects on the Company's interest rate swap discussed above, a 10% increase/decrease in the average floating reference rates in effect under the New Credit Facility at October 31, 1999 would not have a material effect on the Company's earnings or cash flows.

Item 8.  Financial Statements and Supplementary Data

INDEX TO 1999 FINANCIAL STATEMENTS

         Financial Statements:

 MMH HOLDINGS, INC.

    Report of Independent
    Accountants ...........................................................   31
    Balance Sheets at October 31, 1999 and 1998 ...........................   33
    Statements of Income and Comprehensive Income for
     the three years ended October 31, 1999 ...............................   34
    Statements of Cash Flows for the
     three years ended October 31, 1999 ...................................   35
    Statements of Preferred Stock and Shareholders'
     Equity/Parent Investment for the three years
      ended October 31, 1999 ..............................................   36
    Notes to Financial
    Statements ............................................................   41

    Financial Statement Schedules:

        For the three years ended October 31, 1999

        II -  Valuation And Qualifying Accounts

MORRIS MATERIAL HANDLING, INC

    Report of Independent
    Accountants ...........................................................   31
    Balance Sheets at October 31, 1999 and 1998 ...........................   33
    Statements of Income and Comprehensive
     Income for the three years ended October 31, 1999 ....................   34
    Statements of Cash Flows for the
      three years ended October 31, 1999 ..................................   35
    Statements of Preferred Stock and Shareholders'
      Equity/Parent Investment for the three years
      ended October 31, 1999 ..............................................   36
    Notes to Financial
    Statements ............................................................   41

     Financial Statement Schedules:

         For the three years ended October 31, 1999

         II -  Valuation And Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MMH Holdings, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MMH Holdings, Inc. and its subsidiaries at October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company suffered a decline in operating results and reported a substantial net loss in fiscal 1999, and anticipates being in violation of certain of its amended debt agreements during fiscal 2000 based upon its current projection of results of operations. If further amendments to the related agreements cannot be negotiated or satisfactory waivers obtained, substantially all of the Company's long-term debt obligations and other obligations under surety agreements would be subject to acceleration. The Company would not have sufficient assets to settle such liabilities then outstanding. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
January 31, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of Morris Material Handling, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Morris Material Handling, Inc. and its subsidiaries at October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company suffered a decline in operating results and reported a substantial net loss in fiscal 1999, and anticipates being in violation of certain of its amended debt agreements during fiscal 2000 based upon its current projection of results of operations. If further amendments to the related agreements cannot be negotiated or satisfactory waivers obtained, substantially all of the Company's long-term debt obligations and other obligations under surety agreements would be subject to acceleration. The Company would not have sufficient assets to settle such liabilities then outstanding. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
January 31, 2000


                               MMH HOLDINGS, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                          October 31,
                                               ---------------------------------
                                                   1999                1998
                                               -------------      --------------
                                                         ($ in 000's)
Current Assets
Cash and cash equivalents                               $   3,929     $   2,534
Accounts receivable-net                                    64,481        81,947
Inventories                                                39,994        42,561
Deferred income taxes                                        --           6,277
Other current assets                                        7,842         5,190
                                                        ---------     ---------
                                                          116,246       138,509
                                                        ---------     ---------

Property, Plant and Equipment
Land and improvements                                       3,349         3,481
Buildings                                                  23,235        22,604
Machinery and equipment                                    45,219        41,564
                                                        ---------     ---------
                                                           71,803        67,649
Less accumulated depreciation                             (30,829)      (26,579)
                                                        ---------     ---------
                                                           40,974        41,070
                                                        ---------     ---------
Other Assets
Goodwill                                                   42,844        39,843
Debt financing costs                                       16,398        18,905
Deferred income taxes                                        --          65,979
Other                                                      10,374         6,691
                                                        ---------     ---------
                                                           69,616       131,418
                                                        ---------     ---------
                                                        $ 226,836     $ 310,997
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term notes payable and current
portion of long-term obligations (Note 9)               $     383     $   2,262
Revolving Credit Facility borrowings (Note 9)              27,925          --
Term loans (Note 9)                                        52,225          --
Acquisition Facility Line borrowings (Note 9)              12,430          --
Senior Notes (Note 9)                                     200,000          --
Bank overdrafts                                             1,367         1,252
Trade accounts payable                                     26,757        32,893
Employee compensation and benefits                          8,020         8,601
Advance payments and progress billings                      8,336         9,399
Accrued warranties                                          1,821         2,324
Accrued interest                                            1,804         2,201
Income taxes payable                                        2,205         2,307

Other current liabilities                                   9,791        16,714
                                                        ---------     ---------
                                                          353,064        77,953

Revolving Credit Facility Borrowings (Note 9)                --           1,200
Term Loans (Note 9)                                          --          52,225
Acquisition Facility Borrowings (Note 9)                     --           6,194
Senior Notes (Note 9)                                        --         200,000
Other Long-Term Obligations                                 2,784         2,205
Deferred Income Taxes                                        --           2,698
Other Long-Term Liabilities                                 1,307          --

Minority Interest                                             504           364
Commitments and Contingencies (Note 12)
Mandatorily Redeemable Preferred Stock                    108,245        95,351
Shareholders' Equity                                     (239,068)     (127,193)
                                                        ---------     ---------
                                                        $ 226,836     $ 310,997
                                                        =========     =========

 The  accompanying  notes are an integral  part of the financial statements.


                               MMH HOLDINGS, INC.
              STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

                                                                  Year Ended October 31,
                                                    ----------------------------------------------------
                                                        1999                 1998                 1997
                                                    ---------         ------------          -----------
                                                                  ($ in 000's)
Revenues
Equipment and Part Sales                            $ 235,526            $ 261,544            $ 301,995
Service Sales                                          58,669               56,313               51,355
                                                    ---------            ---------            ---------
Net Sales                                             294,195              317,857              353,350
Other Income - Net                                        392                1,331                2,649
                                                    ---------            ---------            ---------

                                                      294,587              319,188              355,999

Cost of Sales                                         218,703              226,991              260,794

Selling, General and Administrative Expenses           72,439               63,152               56,806
HII Management Fee                                       --                  1,155                2,862
Non-Recurring Employee Benefit Costs                     --                  1,216                 --
                                                    ---------            ---------            ---------

Operating Income                                        3,445               26,674               35,537

Interest Expense - Net
HII Affiliates                                           --                 (1,448)                (394)
Third Party                                           (30,027)             (16,527)                (398)
                                                    ---------            ---------            ---------

Income (Loss) Before Income Taxes
and Minority Interest                                 (26,582)               8,699               34,745

Provision for Income Taxes                            (71,680)              (4,435)             (13,874)
Minority Interest                                          57                   27                  (18)
                                                    ---------            ---------            ---------

Net Income (Loss)                                     (98,205)               4,291               20,853

Foreign Currency Translation Adjustments                 (687)              (2,441)                 540
                                                    ---------            ---------            ---------

Comprehensive Income (Loss)                         $ (98,892)           $   1,850            $  21,393
                                                    =========            =========            =========

The  accompanying  notes are an integral  part of the financial statements.


                                                          MMH HOLDINGS, INC.
                                                       STATEMENTS OF CASH FLOWS

                                                                                                   Year Ended October 31,
                                                                                           ----------------------------------------
                                                                                                 1999           1998           1997
                                                                                           ----------      ---------      ---------
Operating Activities                                                                                    ($ in 000's)
Net income                                                                                  $ (98,205)     $   4,291      $  20,853
Add (deduct) - items not affecting cash provided by
operating activities:
Depreciation and amortization                                                                   8,239          6,823          6,736
Amortization of debt financing costs                                                            2,531          1,169           --
Deferred income taxes - net                                                                    69,614            327             89
Divestiture bonus                                                                                --            1,216           --
Gain on fire insurance claim                                                                     --             --           (2,011)
Other                                                                                             (57)          (908)          (818)
Changes in working capital, excluding the effects of acquisition opening balance sheets:
Accounts receivable                                                                            17,950          2,223         (3,656)
Inventories                                                                                     4,000         (7,692)         6,044
Other current assets                                                                           (3,385)        (3,317)         2,077
Trade accounts payable and bank overdrafts                                                     (6,810)        (4,292)        (2,852)
Employee compensation and benefits                                                               (975)            75         (1,293)
Advance payments and progress billings                                                         (1,335)         2,258        (16,056)
Accrued warranties                                                                               (489)        (1,689)           178
Accrued interest                                                                                 (397)         2,201           --
Other current liabilities                                                                      (5,856)         3,647         (5,116)
Activity with parent and other affiliates - net                                                  --            3,224          8,724
                                                                                            ---------      ---------      ---------
Net cash provided by (used for) operating activities                                          (15,175)         9,556         12,899
                                                                                            ---------      ---------      ---------

Investment and Other Transactions
Fixed asset additions - net                                                                    (7,594)        (5,208)        (6,498)
Acquisition of businesses - net of cash acquired                                               (5,630)        (8,891)       (11,787)
Fire insurance claim activity - net                                                              --             --            3,441
Issuance of loans to senior management                                                           (150)          (900)          --
Repayment of loans by senior management                                                            70            780           --
Other - net                                                                                      (444)        (1,738)          (103)
                                                                                            ---------      ---------      ---------
Net cash used for investment and other transactions                                           (13,748)       (15,957)       (14,947)
                                                                                            ---------      ---------      ---------

Financing Activities
Net proceeds (repayments) of short-term debt and notes payable                                    463           (694)           (99)
Proceeds from Acquisition Facility borrowings                                                   6,235          6,194           --
Net proceeds from Revolving Credit Facility borrowings                                         26,300          1,200           --
Repayments of long-term debt                                                                   (2,100)          (675)          (155)
Payment of fees for amendment of New Credit Facility                                             (612)          --             --
Proceeds from Senior Note Offering                                                               --          200,000           --
Proceeds from New Credit Facility                                                                --           55,000           --
Net proceeds from issuance of Series A preferred stock
and related common shares                                                                        --           57,094           --
Redemption of common stock and preferred stock                                                   --         (287,000)          --
Stock redemption transaction costs                                                               --           (3,553)          --
Debt financing costs                                                                             --          (20,074)          --
                                                                                            ---------      ---------      ---------
Net cash provided by (used for) financing activities                                           30,286          7,492           (254)
                                                                                            ---------      ---------      ---------
Effect of Exchange Rate Changes on
Cash and Cash Equivalents                                                                          32            (89)            13
                                                                                            ---------      ---------      ---------
Increase (Decrease) in Cash and Cash Equivalents                                                1,395          1,002         (2,289)
Cash and Cash Equivalents
Beginning of Year                                                                               2,534          1,532          3,821
                                                                                            ---------      ---------      ---------
End of Year                                                                                 $   3,929      $   2,534      $   1,532
                                                                                            =========      =========      =========
Supplemental disclosures of cash flow information:
Cash paid during each year for:
Interest                                                                                    $  27,671      $  12,849      $     398
Taxes                                                                                           1,934          1,391            322
Non-cash transactions:
Acquisition purchase price financed by seller                                                   1,600            800           --
Preferred stock dividends in kind                                                              12,322          6,545           --

The  accompanying  notes are an integral  part of the financial statements.


                                                          MMH HOLDINGS, INC.
                               STATEMENTS OF PREFERRED STOCK AND SHAREHOLDERS' EQUITY/PARENT INVESTMENT
                                                             ($ in 000's)


                                                                          Preferred Stock
                                             ---------------------------------------------------------------------------------------
                                                   Series A               Series B                 Series C
                                             ----------------------  ----------------------  ------------------------  -------------
                                             Shares        Carrying  Shares       Carrying   Shares        Carrying
                                             Outstanding   Value     Outstanding  Value      Outstanding   Value          Total
                                             ----------------------  ----------------------  ------------------------  -------------

Balance at October 31, 1996                         --     $    --           --     $    --          --      $    --      $    --
Net Income                                          --          --           --          --          --           --           --
Stock issued to HarnCo in exchange for
   certain operating assets and ownership
   interests of the MHE Business                    --          --           --          --          --           --           --
Change in foreign currency translation              --          --           --          --          --           --           --
Activity with HII and other
   Affiliates - net                                 --          --           --          --          --           --           --
                                               ---------   ---------    ---------   ---------   ---------    ---------    ---------

Balance at October 31, 1997                         --          --           --          --          --           --           --
Net income                                          --          --           --          --          --           --           --
Change in foreign currency translation              --          --           --          --          --           --           --
Exchange of 450 common shares
  outstanding for 100,000 shares of
  common stock and 30,000
  shares of Series C preferred stock                --          --           --          --        30,000       30,000       30,000
Issue Series A preferred and common
  shares for $60 million (net of $2,906
  million fees)                                   57,710      54,804         --          --          --           --         54,804
Redemption of shares from Harnco
  and related costs                                 --          --           --          --        (1,145)      (1,145)      (1,145)
Exchange of 1,512 common shares
  for Series B preferred shares                     --          --          4,809       4,809        --           --          4,809
Preferred stock dividends                          3,478       4,075          296         347       1,823        2,123        6,545
Amortization of preferred stock
  discount                                          --           338         --          --          --           --            338
Capital contribution from HII                       --          --           --          --          --           --           --
Issuance of loans to senior management              --          --           --          --          --           --           --
Repayment of loans by senior management             --          --           --          --          --           --           --
Deferred taxes arising from change
  in U.S. federal income tax basis                  --          --           --          --          --           --           --
Activity with HII and other
  affiliates, October 31, 1997 -
  March 30, 1998 - net                              --          --           --          --          --           --           --
                                               ---------   ---------    ---------   ---------   ---------    ---------    ---------

Balance at October 31, 1998                       61,188      59,217        5,105       5,156      30,678       30,978       95,351
Net loss                                            --          --           --          --          --           --           --
Change in foreign currency translation              --          --           --          --          --           --           --
Net issuance of loans to senior management          --          --           --          --          --           --           --
Issuance of non-voting common shares                --          --           --          --          --           --           --
Cash dividends paid                                 --            (9)        --          --          --           --             (9)
Preferred stock dividends                          7,553       7,654          646         652       3,955        4,016       12,322
Amortization of preferred stock
  discount                                          --           581         --          --          --           --            581
                                               ---------   ---------    ---------   ---------   ---------    ---------    ---------
Balance at October 31, 1999                       68,741   $  67,443        5,750   $   5,808      34,633    $  34,994    $ 108,245
                                               =========   =========    =========   =========   =========    =========    =========

                                                    Common Stock        Parent           Accumulated                 Total
                                                  -------------------   Investment/      Other                       Shareholders'
                                                  Shares        Par     Additional       Comprehensive  Retained     Equity/Parent
                                                  Outstanding   Value   Paid-in-Capital  Loss           Earnings     Investment
                                                  --------------------- ---------------- -------------- ----------- ---------------
                                                                                                           (A)
Balance at October 31, 1996                             100    $    --      $  95,041    $    (840)   $    --      $  94,201
Net Income                                             --           --         20,853         --           --         20,853
Stock issued to HarnCo in exchange for
   certain operating assets and ownership
   interests of the MHE Business                        350         --           --           --           --           --
Change in foreign currency translation                 --           --           --            540         --            540
Activity with HII and other
   Affiliates - net                                    --           --          8,724         --           --          8,724
                                                  ---------    ---------    ---------    ---------    ---------    ---------

Balance at October 31, 1997                             450         --        124,618         (300)        --        124,318
Net income                                             --           --           --           --          4,291        4,291
Change in foreign currency translation                 --           --           --         (2,441)        --         (2,441)
Exchange of 450 common shares
  outstanding for 100,000 shares of
  common stock and 30,000
  shares of Series C preferred stock                 99,550            1      (30,001)        --           --        (30,000)
Issue Series A preferred and common
  shares for $60 million (net of $2,906
  million fees)                                         720         --          2,290         --           --          2,290
Redemption of shares from Harnco
  and related costs                                 (88,319)          (1)    (289,407)        --           --       (289,408)
Exchange of 1,512 common shares
  for Series B preferred shares                      (1,512)        --         (4,809)        --           --         (4,809)
Preferred stock dividends                              --           --           --           --         (6,545)      (6,545)
Amortization of preferred stock
  discount                                             --           --           --           --           (338)        (338)
Capital contribution from HII                          --           --          1,216         --           --          1,216
Issuance of loans to senior management                 --           --           (900)        --           --           (900)
Repayment of loans by senior management                --           --            780         --           --            780
Deferred taxes arising from change
  in U.S. federal income tax basis                     --           --         71,129         --           --         71,129
Activity with HII and other
  affiliates, October 31, 1997 -
  March 30, 1998 - net                                 --           --          3,224         --           --          3,224
                                                  ---------    ---------    ---------    ---------    ---------    ---------

Balance at October 31, 1998                          10,889         --       (121,860)      (2,741)      (2,592)    (127,193)
Net loss                                               --           --           --           --        (98,205)     (98,205)
Change in foreign currency translation                 --           --           --           (687)        --           (687)
Net issuance of loans to senior management             --           --           --           --            (80)         (80)
Issuance of non-voting common shares                  1,210         --           --           --           --           --
Cash dividends paid                                    --           --           --           --           --           --
Preferred stock dividends                              --           --           --           --        (12,322)     (12,322)
Amortization of preferred stock
  discount                                             --           --           --           --           (581)        (581)
                                                  ---------    ---------    ---------    ---------    ---------    ---------
Balance at October 31, 1999                          12,099    $    --      $(121,860)   $  (3,428)  $ (113,780)   $(239,068)
                                                  =========    =========    =========    =========    =========    =========

The  accompanying  notes are an integral part of the financial  statements.

(A) Due to the MHE Business having historically been operated as a division of HII, a historical retained earnings balance cannot be determined.


                         MORRIS MATERIAL HANDLING, INC.
                                 BALANCE SHEETS


                                     ASSETS

                                                          October 31,
                                               ---------------------------------
                                                   1999                1998
                                               -------------      --------------
                                                         ($ in 000's)
Current Assets
Cash and cash equivalents                               $   3,929     $   2,534
Accounts receivable-net                                    64,481        81,947
Inventories                                                39,994        42,561
Deferred income taxes                                        --           6,277
Other current assets                                        7,842         5,190
                                                        ---------     ---------
                                                          116,246       138,509
                                                        ---------     ---------

Property, Plant and Equipment
Land and improvements                                       3,349         3,481
Buildings                                                  23,235        22,604
Machinery and equipment                                    45,219        41,564
                                                        ---------     ---------
                                                           71,803        67,649
Less accumulated depreciation                             (30,829)      (26,579)
                                                        ---------     ---------
                                                           40,974        41,070
                                                        ---------     ---------
Other Assets
Goodwill                                                   42,844        39,843
Debt financing costs                                       16,398        18,905
Deferred income taxes                                        --          65,979
Other                                                      10,374         6,691
                                                        ---------     ---------
                                                           69,616       131,418
                                                        ---------     ---------
                                                        $ 226,836     $ 310,997
                                                        =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term notes payable and current
portion of long-term obligations (Note 9)               $     383     $   2,262
Revolving Credit Facility borrowings (Note 9)              27,925          --
Term loans (Note 9)                                        52,225          --
Acquisition Facility Line borrowings (Note 9)              12,430          --
Senior Notes (Note 9)                                     200,000          --
Bank overdrafts                                             1,367         1,252
Trade accounts payable                                     26,757        32,893
Employee compensation and benefits                          8,020         8,601
Advance payments and progress billings                      8,336         9,399
Accrued warranties                                          1,821         2,324
Accrued interest                                            1,804         2,201
Income taxes payable                                        2,205         2,307
Other current liabilities                                   9,791        16,714
                                                        ---------     ---------
                                                          353,064        77,953

Revolving Credit Facility Borrowings (Note 9)                --           1,200
Term Loans (Note 9)                                          --          52,225
Acquisition Facility Borrowings (Note 9)                     --           6,194
Senior Notes (Note 9)                                        --         200,000
Other Long-Term Obligations                                 2,784         2,205
Deferred Income Taxes                                        --           2,698
Other Long-Term Liabilities                                 1,307          --

Minority Interest                                             504           364
Commitments and Contingencies (Note 12)
Shareholders' Equity                                     (130,823)     ( 31,842)
                                                        ---------     ---------
                                                        $ 226,836     $ 310,997
                                                        =========     =========

 The  accompanying  notes are an integral  part of the financial statements.


                                                    MORRIS MATERIAL HANDLING, INC.
                                         STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)


                                                                  Year Ended October 31,
                                                    ----------------------------------------------------
                                                        1999                 1998                 1997
                                                    ---------         ------------          -----------
                                                                  ($ in 000's)
Revenues
Equipment and Part Sales                            $ 235,526            $ 261,544            $ 301,995
Service Sales                                          58,669               56,313               51,355
                                                    ---------            ---------            ---------
Net Sales                                             294,195              317,857              353,350
Other Income - Net                                        392                1,331                2,649
                                                    ---------            ---------            ---------

                                                      294,587              319,188              355,999

Cost of Sales                                         218,703              226,991              260,794

Selling, General and Administrative Expenses           72,439               63,152               56,806
HII Management Fee                                       --                  1,155                2,862
Non-Recurring Employee Benefit Costs                     --                  1,216                 --
                                                    ---------            ---------            ---------

Operating Income                                        3,445               26,674               35,537

Interest Expense - Net
HII Affiliates                                           --                 (1,448)                (394)
Third Party                                           (30,027)             (16,527)                (398)
                                                    ---------            ---------            ---------

Income (Loss) Before Income Taxes
and Minority Interest                                 (26,582)               8,699               34,745

Provision for Income Taxes                            (71,680)              (4,435)             (13,874)
Minority Interest                                          57                   27                  (18)
                                                    ---------            ---------            ---------

Net Income (Loss)                                     (98,205)               4,291               20,853

Foreign Currency Translation Adjustments                 (687)              (2,441)                 540
                                                    ---------            ---------            ---------

Comprehensive Income (Loss)                         $ (98,892)           $   1,850            $  21,393
                                                    =========            =========            =========

The  accompanying  notes are an integral  part of the financial statements.



                                                    MORRIS MATERIAL HANDLING, INC.
                                                       STATEMENTS OF CASH FLOWS


                                                                                                   Year Ended October 31,
                                                                                           ----------------------------------------
                                                                                                 1999           1998           1997
                                                                                           ----------      ---------      ---------
Operating Activities                                                                                    ($ in 000's)
Net income                                                                                  $ (98,205)     $   4,291      $  20,853
Add (deduct) - items not affecting cash provided by
operating activities:
Depreciation and amortization                                                                   8,239          6,823          6,736
Amortization of debt financing costs                                                            2,531          1,169           --
Deferred income taxes - net                                                                    69,614            327             89
Divestiture bonus                                                                                --            1,216           --
Gain on fire insurance claim                                                                     --             --           (2,011)
Other                                                                                             (57)          (908)          (818)
Changes in working capital, excluding the effects of acquisition opening balance sheets:
Accounts receivable                                                                            17,950          2,223         (3,656)
Inventories                                                                                     4,000         (7,692)         6,044
Other current assets                                                                           (3,385)        (3,317)         2,077
Trade accounts payable and bank overdrafts                                                     (6,810)        (4,292)        (2,852)
Employee compensation and benefits                                                               (975)            75         (1,293)
Advance payments and progress billings                                                         (1,335)         2,258        (16,056)
Accrued warranties                                                                               (489)        (1,689)           178
Accrued interest                                                                                 (397)         2,201           --
Other current liabilities                                                                      (5,856)         3,647         (5,116)
Activity with parent and other affiliates - net                                                  --            3,224          8,724
                                                                                            ---------      ---------      ---------
Net cash provided by (used for) operating activities                                          (15,175)         9,556         12,899
                                                                                            ---------      ---------      ---------

Investment and Other Transactions
Fixed asset additions - net                                                                    (7,594)        (5,208)        (6,498)
Acquisition of businesses - net of cash acquired                                               (5,630)        (8,891)       (11,787)
Fire insurance claim activity - net                                                              --             --            3,441
Issuance of loans to senior management                                                           (150)          (900)          --
Repayment of loans by senior management                                                            70            780           --
Other - net                                                                                      (444)        (1,738)          (103)
                                                                                            ---------      ---------      ---------
Net cash used for investment and other transactions                                           (13,748)       (15,957)       (14,947)
                                                                                            ---------      ---------      ---------

Financing Activities
Net proceeds (repayments) of short-term debt and notes payable                                    463           (694)           (99)
Proceeds from Acquisition Facility borrowings                                                   6,235          6,194           --
Net proceeds from Revolving Credit Facility borrowings                                         26,300          1,200           --
Repayments of long-term debt                                                                   (2,100)          (675)          (155)
Payment of fees for amendment of New Credit Facility                                             (612)          --             --
Proceeds from Senior Note Offering                                                               --          200,000           --
Proceeds from New Credit Facility                                                                --           55,000           --
Net proceeds from issuance of Series A preferred stock
and related common shares                                                                        --           57,094           --
Redemption of common stock and preferred stock                                                   --         (287,000)          --
Stock redemption transaction costs                                                               --           (3,553)          --
Debt financing costs                                                                             --          (20,074)          --
                                                                                            ---------      ---------      ---------
Net cash provided by (used for) financing activities                                           30,286          7,492           (254)
                                                                                            ---------      ---------      ---------
Effect of Exchange Rate Changes on
Cash and Cash Equivalents                                                                          32            (89)            13
                                                                                            ---------      ---------      ---------
Increase (Decrease) in Cash and Cash Equivalents                                                1,395          1,002         (2,289)
Cash and Cash Equivalents
Beginning of Year                                                                               2,534          1,532          3,821
                                                                                            ---------      ---------      ---------
End of Year                                                                                 $   3,929      $   2,534      $   1,532
                                                                                            =========      =========      =========
Supplemental disclosures of cash flow information:
Cash paid during each year for:
Interest                                                                                    $  27,671      $  12,849      $     398
Taxes                                                                                           1,934          1,391            322
Non-cash transactions:
Acquisition purchase price financed by seller                                                   1,600            800           --

The  accompanying  notes are an integral  part of the financial statements.


                                                    MORRIS MATERIAL HANDLING, INC.
                                         STATEMENTS OF SHAREHOLDER'S EQUITY/PARENT INVESTMENT
                                                             ($ in 000's)


                                              Common Stock       Parent           Accumulated                       Total
                                           -------------------   Investment/      Other                             Shareholders'
                                           Shares        Par     Additional       Comprehensive      Retained       Equity/Parent
                                           Outstanding   Value   Paid-in-Capital  Loss               Earnings       Investment
                                           --------------------- ---------------- --------------     -----------   ---------------
                                                                                                         (A)
Balance at October 31, 1996                     -    $    -       $   95,041        $    (840)         $     -         $  94,201

Net income                                                            20,853                                              20,853
Change in foreign currency translation                                                    540                                540
Activity with HII and other affiliates                                 8,724                                               8,724
                                           ------    ------       ----------        ---------          -------         ---------

Balance at October 31, 1997                     -         -          124,618             (300)               -           124,318

Net income                                                                                               4,291             4,291
Change in foreign currency translation                                                 (2,441)                            (2,441)
Stock issued to Holdings in exchange for
  certain operating assets and ownership
  interest of the MHE business                200
Dividends to and redemption of
  Shares from Holdings                       (100)                  (233,459)                                           (233,459)
Capital contribution from HII                                          1,216                                               1,216
Issuance of loans to senior management                                  (900)                                               (900)
Repayment of loans by senior management                                  780                                                 780
Deferred taxes arising from change
  in U.S. federal income tax basis                                    71,129                                              71,129
Activity with HII and other affiliates,
  October 31, 1997 - March 30, 1998-net                                3,224                                               3,224
                                           ------    ------       ----------        ---------          -------         ---------

Balance at October 31, 1998                   100         -          (33,392)          (2,741)           4,291           (31,842)

Net loss                                                                                               (98,205)          (98,205)
Change in foreign currency translation                                                   (687)                              (687)
Distribution to Holdings                                                                                    (9)               (9)
Net issuance of loans to senior management                                                                 (80)              (80)
                                           ------    ------       ----------        ---------          --------        ----------

Balance at October 31, 1999                   100    $    -       $  (33,392)       $  (3,428)         $(94,003)       $(130,823)
                                           ======    ======       ===========       ==========         =========       ==========

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

Foreign Currency Translation - The assets and liabilities of the Company's international operations are translated at year-end exchange rates; income and expenses are translated at average exchange rates prevailing during the year. For operations whose functional currency is the local currency, translation adjustments are accumulated within shareholders' equity. For subsidiaries operating in highly inflationary economies, financial statements are remeasured into the United States dollar with adjustments resulting from the translation of monetary assets and liabilities reflected in results of operations. Transaction gains and losses are reflected in income. Pre-tax foreign exchange gains (losses) included in operating income were $557, $(118) and $110 in 1999, 1998 and 1997, respectively.

Goodwill and Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired companies and is amortized on a straight-line basis over periods ranging from 10 to 40 years. The Company assesses the carrying value of goodwill at each balance sheet date. Consistent with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," such assessments include, as appropriate, a comparison of (a) the estimated future nondiscounted cash flows, excluding interest, anticipated to be generated during the remaining amortization period of the goodwill to (b) the net carrying value of goodwill. The Company recognizes diminution in value of goodwill, if any, on a current basis. Impairment assessments made in accordance with SFAS No. 121 are made in connection with an analysis of related long-lived assets acquired in the respective purchase business combination.

Debt financing costs - In conjunction with the Recapitalization (see Note 3), the Company recorded $20.1 million of debt financing costs. These costs are being amortized over periods ranging from 5 to 10 years. Accumulated amortization was $3,682 and $1,169 at October 31, 1999 and 1998, respectively.

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

Fair Value of Financial Instruments - Cash and cash equivalents, accounts receivable and accounts payable recorded in the balance sheets approximate fair value based on the short maturity of these instruments. The fair values of long-term debt obligations are estimated based on market conditions and interest rates available to the Company for similar financial instruments and in the case of the Company's senior notes, based on quoted market prices. The fair value of the Company's interest rate swap was obtained from a dealer quote. The fair value of the Company's Senior Notes was approximately $66 million based upon the quoted market price of the instrument on October 31, 1999.

Research and Development Expenses - Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $930, $1,308 and $1,369 in 1999, 1998 and 1997, respectively.

Computer Software - Costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over the estimated useful life of the software (generally three to five years).

Segment Information - The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the fiscal year ended October 31, 1999. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and requires the Company to report certain financial information about operating segments. The method specified in SFAS No. 131 for determining what information to report is referred to as the "management approach". The management approach is based upon the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 15 - Segment Information).

Future Accounting Changes - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." It requires all derivative instrumaents to be recorded in the statements of financial position at fair value. In June 1999, the statement's effective date was delayed by one year, and it will be effective for the year ending October 31, 2001. Interim reporting for this standard will be required. Due to the Company's current limited use of derivative instruments, the adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

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

To finance the Recapitalization, Holdings sold $60 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings' 12% Series A Senior Exchangeable Preferred Stock (the "Series A Senior Preferred Stock") and $2.3 million of Holdings' non-voting common stock, to institutional investors. In addition, MMH issued $200 million of aggregate principal amount of its 9 1/2% Senior Notes due 2008 (the "Note Offering") and entered into a senior secured credit facility (the "New Credit Facility") (See Notes 9 and 10). MMH used a portion of the $200 million aggregate proceeds from the Note Offering and $55 million aggregate borrowings under the New Credit Facility to redeem certain of its common shares from Holdings and pay Holdings a dividend which on a combined basis totaled $233.8 million. Holdings, in turn, used the proceeds from this redemption, together with the proceeds of the sale of the Series A Units, to finance the cash portion of the redemption price for HarnCo's shares. The remainder of the proceeds were used by Holdings and MMH (i) to make loans to senior management to acquire indirect equity interests in Holdings, (ii) to fund certain transaction fees and expenses and (iii) for general corporate purposes.

Note 4 - Liquidity and Capital Resources

The Company anticipates that it will not meet certain financial covenants contained in the New Credit Facility for the quarter ended January 31, 2000 and the foreseeable future thereafter. The Company entered into an Amendment and Waiver under the New Credit Facility, dated as of January 31, 2000, whereby, among other matters, the lenders waived compliance by the Company with such financial covenants, for the period from January 31, 2000 until 5:00 p.m. March 29, 2000 (the "January Waiver"). The January Waiver permits the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 31, 2000, in an aggregate amount of up to $12.0 million, during the waiver period.

Currently, the Company is not generating sufficient funds from operations to satisfy working capital and debt service requirements, and as a result must rely on Revolving Credit Facility borrowings to continue to operate. While the Company anticipates that cash generated from operations and Revolving Credit Facility borrowings will be sufficient to enable it to satisfy its cash flow needs until the March 29, 2000, there can be no assurance that it will have sufficient cash flow and borrowings available to enable it to meet its obligations until such date.

Until March 29, 2000 and thereafter, the Company may experience severe financial and operational difficulties resulting from its liquidity situation that may prevent it from continuing operations.

In addition, at the time of expiration of the January Waiver, the Company will again be in default under certain financial covenants of the New Credit Facility. As a result of these defaults, the lenders ("Lenders") under the New Credit Facility will be able to declare all amounts of principal and accrued interest outstanding under the New Credit Facility immediately due and payable (an "Acceleration"). If such Lenders so accelerate, the Company will then also be in default under the indenture governing the Senior Notes (the "Indenture"). In such event, the Company would not be able to cure such default and the trustee under the Indenture will be able to accelerate the Company's outstanding indebtedness (including accrued interest) evidenced by the Senior Notes. The Company will not have sufficient funds to repay the outstanding indebtedness under the New Credit Facility or the Senior Notes if either such indebtedness is accelerated. At October 31, 1999, the Company had $297.5 million of indebtedness outstanding, including $92.8 million under the New Credit Facility (including accrued interest) and $201.6 million evidenced by the Senior Notes (including accrued interest).

In the event that the Lenders do not cause an Acceleration to occur on March 29, 2000, the Company will nonetheless be unable to meet certain of its obligations as they become due after such date, including a $9.5 million interest payment obligation under the Senior Notes due on April 1, 2000. As a result, the Lenders and, after expiration of the applicable grace period, the trustee under the Indenture will have the right to accelerate the Company's outstanding indebtedness. In such event, the Company will not have sufficient funds to repay New Credit Facility borrowings and the Senior Notes.

The Company is currently seeking, and is engaged in discussions regarding, its strategic alternatives. The Company has engaged in discussions with the Lenders and also intends to begin preliminary discussions with representatives of the holders of Senior Notes concerning the possible restructuring of the Company's capital structure, including a possible sale of the Company to a third party in connection therewith. There can be no assurance that the Company will be able to successfully pursue strategic alternatives or that the results of its discussions with its creditors will be successful. As discussed above, if the Company fails in the near future to resolve its critical liquidity issues, the Company may be unable to continue as a going concern.

Note 5- Acquisitions

During the year ended October 31, 1999, the Company completed two acquisitions with an aggregate purchase price of $4.1 million, net of cash acquired. During 1998, the Company completed several acquisitions for an aggregate purchase price of $8.9 million, net of cash acquired. These acquisitions were related to the Company's aftermarket business and were accounted for as purchase transactions with the purchase prices allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill of the transactions, $2.5 million for the 1999 transactions and $8.3 million for the 1998 transactions, is being amortized over 10 to 40 years. One 1999 acquisition and one 1998 acquisition were partially financed by the sellers. The resulting deferred purchase price will be paid in 2004 and 2005 for the 1999 acquisition, and in annual installments through 2006 for the 1998 acquisition.

During the year ended October 31, 1999, the Company made final consideration payments of $1.5 million related to two 1998 acquisitions. With respect to a 1995 acquisition, the Company made a final contingent consideration payment of $1.4 million in the year ended October 31, 1999. Additionally, a payment of $100,000 was made toward a 1998 acquisition that was partially financed by the seller. On a pro forma basis, the 1999 and 1998 acquisitions were not material to results of operations reported for the year ended October 31, 1999 and accordingly, such information is not presented.


Note 6 - Accounts Receivable

Accounts receivable at October 31 consisted of the following:

                                                          1999             1998
                                                      --------         --------
Trade receivables                                     $ 59,737         $ 78,142
Unbilled receivables                                     6,469            5,411
Allowance for doubtful accounts                         (1,725)          (1,606)
                                                      --------         --------
                                                      $ 64,481         $ 81,947
                                                      ========         ========


The amount of accounts receivable due beyond one year is not significant.

Note 7 - Inventories

Inventories at October 31 consisted of the following:

                                                           1999            1998
                                                       --------        --------
Raw material                                           $  8,771        $ 14,517
Work-in-process                                          20,166          20,545
Finished parts                                           18,116          14,910
                                                       --------        --------
                                                         47,053          49,972
Less excess of current cost over
Stated LIFO value                                        (7,059)         (7,411)
                                                       --------        --------
                                                       $ 39,994        $ 42,561
                                                       ========        ========

Inventories valued using the LIFO method represented approximately 33% and 38% of inventories at October 31, 1999 and 1998, respectively. During 1999 and 1998, inventory quantities were reduced, resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 1999 and 1998 purchases. The effect of these liquidations decreased cost of sales by $171, $2,079 and $1,998 in 1999, 1998 and 1997, respectively.

Note 8 - Goodwill

Net goodwill at October 31 consisted of the following:

                                                         1999              1998
                                                     --------          --------

Goodwill                                             $ 47,686          $ 42,997
Accumulated amortization                               (4,842)           (3,154)
                                                     --------          --------
                                                     $ 42,844          $ 39,843
                                                     ========          ========

During the fourth quarter of fiscal 1999, the Company reduced the remaining estimated useful life of goodwill related to its non-North American operations to ten years. This change in estimate resulted in additional amortization expense of $340. Net goodwill at October 31, 1999 related to such operations was $14.6 million. Management believes there is no impairment of recorded goodwill at October 31, 1999.

Note 9 - Indebtedness

On March 30, 1998, MMH issued $200 million aggregate principal amount of 9.5% Senior Notes due April 1, 2008 (the "Senior Notes") in connection with the Recapitalization as discussed in Note 3. Interest on the Senior Notes is payable semi-annually on each April 1 and October 1, commencing October 1, 1998. The Senior Notes will be redeemable at the option of MMH, in whole or in part, at any time on or after April 1, 2003, at the appropriate redemption price, plus accrued and unpaid interest thereon to the redemption date. In addition, MMH may redeem in the aggregate up to 35% of the original principal amount of the Senior Notes at any time and from time to time prior to April 1, 2001 at a redemption price equal to 109.5% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, subject to certain provisions. The Senior Notes are senior unsecured obligations and are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by substantially all of MMH's subsidiaries. See further discussion in Note 20.

At the Recapitalization Closing, MMH entered into the New Credit Facility which consists of a $70 million revolving credit facility (the "Revolving Credit Facility"), a $30 million acquisition facility (the "Acquisition Facility"), a $20 million term loan ("Term Loan A") and a $35 million term loan ("Term Loan B").

The Revolving Credit Facility initially permitted, subject to compliance with certain conditions, MMH to borrow, repay and reborrow up to $70 million at any time until the fifth anniversary of the Recapitalization Closing, the proceeds of which may be used for working capital and other corporate purposes. At October 31, 1999 and 1998, the Company had $27.5 million and $1.2 million of borrowings outstanding under the Revolving Credit Facility. The Acquisition Facility, the proceeds of which may be used for acquisitions, initally permitted, subject to compliance with certain conditions, MMH to borrow up to $30 million at any time until the third anniversary of the Recapitalization Closing, and to repay the same in installments on or prior to the seventh anniversary of the Recapitalization Closing. Term Loan A and Term Loan B are repayable in 20 and 28 quarterly installments, respectively, which commenced in June 1998. The Company is required to make mandatory prepayments to reduce outstanding loans or commitments, as applicable, under the New Credit Facility, equal to 75% of the Company's excess cash flow, as defined; provided that such amount shall be 50% in fiscal 1999 and may be reduced further in fiscal 1999 and future periods under certain circumstances set forth in the agreement. The commitment of the participating lending institutions to make additional loans under the Revolving Credit Facility and Acquisition Facility is subject to certain conditions, including that nothing shall have occurred or become known which the participating lending institutions shall have determined could be reasonably expected to have a material adverse effect, as defined, on the Company.

The New Credit Facility provides that the Company is to pay certain fees and commissions to the agents and lenders, including an annual administrative fee, a Revolving Credit Facility and Acquisition Facility unused commitment fee of 0.75% and a letter of credit fee of 3.625% of the average outstanding amounts under letters of credit.

Borrowings under the New Credit Facility are secured by certain of MMH's and its subsidiaries' assets, including substantially all of their assets located in the United States and the United Kingdom, and are guaranteed by Holdings and substantially all of MMH's subsidiaries.

Borrowings under the New Credit Facility bear interest at various interest rates based on certain floating reference rates (the "Floating Rate"). To limit the effect of increases in the interest rates under the New Credit Facility, the Company has entered into an interest rate swap arrangement. The effect of this agreement, which expires on March 31, 2001, is to limit the interest rate exposure on specified amounts up to the $55.0 million borrowed under the New Credit Facility to a fixed LIBOR rate of 5.875% (the "Fixed Rate") plus 3.5%. As a result, the interest rates applicable to Term Loan A and Term Loan B at October 31, 1999 have been fixed at 9.375%. The differential between the Floating Rate and the Fixed Rate is accrued as interest rates change and is recorded as an adjustment of interest expense. The fair value of the interest rate swap is the amount which the Company would receive or pay to terminate the instrument at the reporting date. The Company would have paid approximately $0.1 million to terminate the swap at October 31, 1999.

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

The Company did not meet certain of the financial covenants under the New Credit Facility for the period ended January 31, 1999 and did not meet such financial covenants and certain additional financial covenants for the period ended April 30, 1999. On August 2, 1999, the Company obtained an amendment to the New Credit Facility (the "Amendment") which cured past financial covenant violations and reset the financial covenants until April 2001. The Amendment increased the cash availability under the Revolving Credit Facility from $35.7 million under the previous waiver agreement to $40.7 million. In connection with, and as a condition to, the Amendment, certain of the current indirect equity holders in Holdings purchased a $5.0 million participation in the New Credit Facility and received certain non-voting equity interests in Holdings, consisting of 25% of the then outstanding common stock of Holdings.

As discussed in Note 4, the Company anticipates being in violation of its amended financial covenants under the New Credit Facility as of January 31, 2000, and at subsequent quarterly measurement dates during fiscal 2000. Accordingly, amounts outstanding at October 31, 1999 of $88.6 million under the New Credit Facility and $200 million of Senior Notes have been classified as current liabilities in the accompanying balance sheets.

Long-term obligations at October 31 consisted of the following:

                                                                                1999               1998
                                                                          ----------------- -----------------
     Senior notes, at 9.5% due April 1, 2008                                 $ 200,000          $200,000
     Bank term loan (Term Loan A), at LIBOR plus 3.5% (8.90875% at
       October 31, 1999) due in quarterly installments through March
       2003                                                                     17,750            19,500
     Bank term loan (Term Loan B), at LIBOR plus 3.55% (8.90875% at
       October 31, 1999) due in quarterly installments through March
       2005                                                                     34,475            34,825
     Bank Acquisition loan (combined draws), at LIBOR plus 3.5%
       (8.9925% at October 31, 1999) due in eight quarterly
       installments beginning June 2003 through March 2005                       7,430             6,194
     Acquisition Term Loan (Sponsor Loan), at Eurodollar plus 6.0%
       (11.4925% at October 31, 1999) due in eight quarterly
       installments beginning June 2003 through March 2005                       5,000                 -
     Bank revolving credit loan, at LIBOR plus 3.5% ($17.0 million at
       8.9925% and $10.5 million at 8.90875% at October 31, 1999) due
       March 2003                                                               27,500             1,200
     U.S. Swingline borrowings at Prime less 0.5% (7.75% at October 31,
       1999)                                                                       425                 -
     Deferred payments for purchases of companies, due in annual
       installments through 2006                                                 1,993             1,123
     Long-term capital leases with various expiration dates                        218               198
     Bank debt, at 6.5% due in annual installments through March 2010
                                                                                   636               696
     Industrial revenue bonds, at 6.0% due in annual installments
       through June 2007                                                           320               350
                                                                          ----------------- -----------------
                                                                               295,747           264,086
     Less current portion                                                      292,963             2,262
                                                                          ----------------- -----------------
                                                                               $ 2,784          $261,824
                                                                          ================= =================

At October 31, 1999, installments payable related to the Company's long-term obligations are as follows:

                  MMH          Subsidiaries         Total
                --------          --------          --------
  2000          $292,155          $    808          $292,963
  2001              --                 348               348
  2002              --                 288               288
  2003              --                 198               198
  2004              --               1,212             1,212
 Thereafter         --                 738               738
                --------          --------          --------
                $292,155          $  3,592          $295,747
                ========          ========          ========

At October 31, 1999 and 1998, there were no short-term bank credit lines of foreign subsidiaries.

Note 10 - Mandatorily Redeemable Preferred Stock and  Shareholders' Equity

Mandatorily redeemable preferred stock at October 31, 1999 consisted of the following:

                                                                  Carrying Value

12% Series A senior  exchangeable  preferred  stock,  stated
value  $1,000 per share,  par value $.01 per share,  120,000
shares  authorized,  68,741 shares issued and  outstanding              $67,443

12 1/4% Series B junior exchangeable preferred stock, stated
value  $1,000  per share,  par value $.01 per share,  10,000
shares authorized, 5,750 shares issued and outstanding                    5,808


12 1/2% Series C junior voting exchangeable preferred stock, stated  value  $1,000 per  share,  par value $.01 per share,
60,000   shares   authorized,   34,633   shares  issued  and
outstanding                                                              34,994
                                                                     -----------
                                                                     $   108,245
                                                                     ===========

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

Notwithstanding the foregoing, Holdings may redeem in the aggregate all, but not less than all, of the Series A Senior Preferred Stock then outstanding, at any time prior to April 1, 2001, at a redemption price equal to 112.000% of the then effective liquidation preference thereof, plus an amount in cash equal to all accumulated and unpaid dividends out of the net proceeds of a public offering of shares of common stock, provided that redemption occurs within 90 days following the closing of any such public offering. On April 1, 2009, the Series A Senior Preferred Stock will be subject to mandatory redemption at a price equal to 100% of the liquidation preference thereof, plus all accumulated and unpaid dividends to the date of redemption, payable in cash. Dividends in kind declared and accumulated were $7,553 and $7,654, respectively, at October 31, 1999.

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

On or after April 1, 2003, the Series B Junior Preferred Stock may be redeemed, in whole or in part, at the option of Holdings at the applicable redemption price together with an amount in cash equal to all accumulated and unpaid dividends. In addition, Holdings, at its option, may redeem all, but not less than all, of the Series B Junior Preferred Stock then outstanding, at any time prior to April 1, 2001, at a redemption price equal to 112.250% of the then effective liquidation preference thereof, plus an amount in cash equal to all accumulated and unpaid dividends out of the net proceeds of a public offering of shares of common stock, provided that redemption occurs within 90 days following the closing of any such public offering. On April 1, 2010, Holdings will be required to redeem in cash all of the Series B Junior Preferred Stock outstanding at a redemption price equal to 100% of the liquidation preference thereof, plus all accumulated and unpaid dividends to the date of redemption. Dividends in kind declared and accumulated were $645 and $652, respectively, at October 31, 1999.

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

On or after April 1, 2003, the Series C Junior Voting Preferred Stock may be redeemed, in whole or in part, at the option of Holdings at the applicable redemption price together with an amount in cash equal to all accumulated and unpaid dividends. In addition, Holdings, at its option, may redeem all, but not less than all, of the Series C Junior Voting Preferred Stock then outstanding, at any time prior to April 1, 2001, at a redemption price equal to 112.500% of the then effective liquidation preference thereof, plus an amount in cash equal to all accumulated and unpaid dividends out of the net proceeds of a public offering of shares of common stock, provided that redemption occurs within 90 days following the closing of any such public offering. On April 1, 2010, Holdings will be required to redeem in cash all of the Series C Junior Voting Preferred Stock outstanding at a redemption price equal to 100% of the liquidation preference thereof, plus all accumulated and unpaid dividends to the date of redemption. Dividends in kind declared and accumulated were $3,955 and $4,016, respectively, at October 31, 1999.

Subject to certain conditions, the outstanding shares of Series C Junior Voting Preferred Stock are exchangeable, in whole but not in part, at the option of Holdings at any time on any dividend payment date for Holdings' 12 1/2% Exchange Debentures due 2010.

Common Stock

Common stock consisted of the following at October 31, 1999:

                                                                       Par Value
MMH Holdings, Inc.:

Nonvoting common stock, $.01 par
value, 100,000 shares authorized, 1,930
shares issued and outstanding                                              $--

Voting common stock, $.01 par value,
900,000 shares authorized, 10,169 shares
issued and outstanding                                                      --

Morris Material Handling, Inc.

Common stock, $.01 par value, 1,000 shares
authorized, 100 shares issued and outstanding                               --


MMH Holdings, Inc. holds all of the outstanding common stock of Morris Material Handling, Inc.

Note 11 - Income Taxes

The components of income(loss) of the Company's domestic and foreign operations for the years ended October 31 were as follows:


                                        1999              1998              1997
                                    --------          --------          --------
Domestic                            $(17,419)         $  8,774          $ 28,097
Foreign                               (9,163)              (75)            6,648
                                    --------          --------          --------
                                    $(26,582)         $  8,699          $ 34,745
                                    ========          ========          ========

The provision for income taxes included in the Statements of Income and Comprehensive Income for the years ended October 31 consisted of the following:

                                               1999          1998          1997
                                           --------      --------      --------
Current provision
Federal and state                          $    373      $  1,883      $ 11,028
Foreign                                       1,769         2,225         2,757
                                           --------      --------      --------
Total current                                 2,142         4,108        13,785
                                           --------      --------      --------
Deferred provision
Federal and state                            71,455         1,804          (137)
Foreign                                      (1,917)       (1,477)          226
                                           --------      --------      --------
Total deferred                               69,538           327            89
                                           --------      --------      --------
Provision for income taxes                 $ 71,680      $  4,435      $ 13,874
                                           ========      ========      ========

The difference between the U.S. federal statutory tax rate and the effective tax rate for the years ended October 31 are as follows:

                                                 1999         1998        1997
                                               ------       ------      ------
Federal statutory rate                          34.0%        34.0%       35.0%
Divestiture bonuses                              --           4.7          --
Foreign taxes, net of federal benefit           (0.3)         3.2         1.9
State taxes, net of federal benefit             (0.1)         1.9         3.0
Valuation allowance adjustment                (302.5)         7.6          --
Other - net                                     (0.7)        (0.5)         --
                                               ------       ------      ------
                                              (269.6)%       50.9%       39.9%
                                               ======       ======      ======

Foreign income taxes paid were $2,972, $1,209 and $322 in 1999, 1998 and 1997, respectively.

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at October 31 were as follows:

                                                  1999        1998
                                               ---------   ---------
Deferred tax assets
Accrued expenses and reserves                  $   3,578   $   2,164
Inventories                                        4,306       3,980
Fixed assets                                       5,786       6,068
Intangibles                                       70,529      76,828
U.S. federal and state tax loss carryforwards     15,137         756
Other                                              1,914         578
                                               ---------   ---------
                                                 101,250      90,374
Valuation allowance                              (99,336)    (18,919)
                                               ---------   ---------
                                                   1,914      71,455
                                               ---------   ---------
Deferred tax liabilities
Other                                               (744)       (562)
Prepaid pension asset                             (1,170)     (1,335)
                                               ---------   ---------
                                                  (1,914)     (1,897)
                                               ---------   ---------
Net deferred tax asset (liability)             $    --     $  69,558
                                               =========   =========

The deferred income tax accounts reflect the impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and their related basis as measured by income tax regulations. For income tax purposes, Holdings and MMH were deemed to have acquired the assets of the MHE Business pursuant to Internal Revenue Code Section 338(h)(10). Accordingly, this transaction increased the tax basis of certain assets and created tax-deductible goodwill, and resulted in significant book/tax basis differences. Substantially all of the additional deferred taxes recorded resulted from this goodwill created for tax purposes. A valuation allowance was recorded to reflect the estimated amount of deferred tax assets which may not be realized due primarily to the possible limitation on the future use of foreign tax credits. The resulting net adjustment to deferred income taxes of approximately $71 million has been recorded as an adjustment to shareholders' equity for the year ended October 31, 1998.

As a result of the Section 338(h)(10) election made in connection with the Recapitalization, all historical earnings and profits were taxed. Accordingly, any dividends remitted from pre-closing retained earnings of the Company's foreign subsidiaries would be treated as previously-taxed and subject only to local withholding taxes, for which the Company may claim a foreign tax credit.

During the fourth quarter of fiscal 1999, the Company increased its deferred tax valuation allowance to reduce its net deferred tax assets to zero. This change in estimate reflects primarily the significant shortfall in actual fiscal 1999 operating results compared with estimates developed during the year in connection with the negotiation of its New Credit Facility amendment and an increase in the estimated pretax loss for fiscal 2000. In addition, the Company has reported cumulative pretax losses since the March 30, 1998 recapitalization. Accordingly, based upon this negative evidence as of October 31, 1999, management concluded that the realization of recorded U.S. deferred tax assets could not be supported as more likely than not of occurrence in accordance with SFAS 109. At October 31, 1999, the Company has approximately $41 million and $24 million of federal and state net operating loss carryforwards, respectively, which expire at various future dates.

At October 31, 1999, the Company's Mexican affiliate has a net operating loss carryforward approximating $2.0 million which expires in 2004 and 2005. A valuation allowance has been recorded against this carryforward for which utilization is uncertain. The amount of the valuation allowance recorded against such net operating loss carryforwards which if subsequently recognized would reduce long-lived assets of the acquired entity is not material.


This net deferred tax asset (liability) is included in the balance sheets at October 31 in the following captions:

                         1999          1998
                        -----      --------
Other current assets    $--        $  6,277
Other assets             --          65,979
Noncurrent liabilities   --         (2,698)
                        -----      --------
                        $--        $ 69,588
                        =====      ========

Note 12 - Commitments and Contingencies

To secure the performance of sales contracts related to MMH operations, MMH was contingently liable to financial institutions and others for the following at October 31, 1999: (i) $4.8 million of outstanding letters of credit and surety bonds under the New Credit Facility, (ii) $2.8 million under a surety arrangement for outstanding surety bonds and (iii) $6.1 million of surety bonds with other institutions. Prior to the Recapitalization Closing, HII and its affiliates ("HII Group") provided credit support for the MHE Business. As part of the Recapitalization, HII agreed to maintain in place credit support (including letters of credit and surety bonds) in existence at the Recapitalization Closing and the Company agreed to reimburse HII for any payments made by the HII Group with respect to such credit support. At October 31, 1999, approximately $27.7 million of HII Group letters of credit and surety bonds remained outstanding.

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

On October 28, 1996, a strong windstorm caused significant damage to the Belview container-handling terminal at the Port of Waterford in Ireland. One container-handling crane sold by the Company's United Kingdom subsidiary was destroyed and another was seriously damaged. The two cranes were sold to the Waterford Harbour Commissioners in 1992 and commissioned for use in 1993. On October 19, 1998, the Waterford Harbour Commissioners wrote to the Company and provided a notice of arbitration, asserting breach of contract, negligence and breach of duty against the Company's United Kingdom subsidiary in connection with the destroyed and damaged cranes. The Waterford Harbour Commissioners claimed direct damages of IR(pound)8.5 million ($11.5 million based on exchange rates at January 31, 2000) and unspecified consequential damages. The port operator, Bell Lines, Limited, filed a similar claim against the Company's United Kingdom subsidiary in October 1999, asserting unspecified damages. Management intends to vigorously defend both matters. One of the Company's insurance carriers has agreed to provide defense coverage for one of the two cranes involved in the accident and limited indemnification if the Company is unsuccessful in defending the claims. The Company is continuing to work with its insurance broker to determine the availability of additional insurance coverage, if any. While the Company believes that it will obtain a favorable resolution (either by successfully defending the claim or by obtaining insurance coverage thereon), no assurances can be made as to the final outcome of the claims. If the Company is found liable for the claims and is unable to obtain insurance coverage therefor, there could be a material adverse effect on the Company's operations and financial performance. Based upon the current status of this matter, no related liability has been accrued at October 31, 1999.

The Company is a party to various other litigation matters, including product liability and other claims, which are normal in the course of its operations. Also, as a normal part of its operations, the Company undertakes certain contractual obligations and warranties in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty, management believes that the resolution of such matters will not have a material adverse effect on the consolidated results of operations, financial position or cash flows of the Company.

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

Note 13 - Employee Benefit Plans

The Company adopted SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," in 1999. SFAS No. 132 revises disclosure requirements for pension and othere postretirement benefit plans for all years presented but does not change the measurement or recognition of those plans.

HII Plans

Prior to the Recapitalization, the Company was a participant in HII and affiliates' domestic defined benefit pension plans. Benefits from these plans were based on factors which included various combinations of service, employee compensation during the last years of employment and the recipient's social security benefit. Pension expense was allocated annually based upon headcount. The Company's pension expense for these domestic defined benefit plans was $0, $584 and $1,275 in 1999, 1998 and 1997, respectively.

The Company was also a participant in HII's qualified profit sharing plan which covered substantially all domestic employees, except employees covered by collective bargaining agreements and employees of affiliates with separate defined contribution plans. Contributions to this plan were based on the Company's "economic value added" performance. The Company's profit sharing expense for this plan and other defined contribution plans was $1,584 in 1997.


MMH Plans

Effective April 1, 1998, the Company established a retirement savings plan under
Section 401(k) of the Internal Revenue Code (the "Plan"). The Plan covers all non-bargaining unit employees in the United States from their first day of service. Employees can contribute from 1% to 10% of their eligible pre-tax pay. The Company matches 100% of contributions up to 3% of an employee's eligible pay and 50% of the next 2% of an employee's eligible pay. Also, once an employee turns 35, the Company contributes an additional percentage of the employee's pay based on his/her age. In addition, the Company makes a special contribution for long-service and older employees who were participants in the former HII pension plan in order to make up for future years of non-participation in that plan. If an employee's age plus years of service add up to 65 or more, the Company contributes an additional percentage of the employee's pay to the Plan. All Company contributions are 100% vested upon contribution. An employee must be active on December 31 of the Plan year in order to qualify for annual Company contributions. The Company recognized expense of $2,331 and $890 during 1999 and 1998, respectively, related to the Plan.

The Company also continued the HII profit sharing plan as a component of its new retirement savings plan. The profit sharing plan covers substantially all domestic employees, except employees covered by collective bargaining agreements and employees of affiliates with separate defined contribution plans. Contributions to this plan in 1998 were based on the Company's "economic value added" performance. Effective November 1, 1998, contributions were based on earnings of the Company before interest and taxes. The Company's profit sharing expense for this plan was $0 and $137 in 1999 and 1998, respectively.

In connection with the Recapitalization, the Company committed to establish a new equity incentive plan to attract and retain key personnel, including senior management, and to enhance their interest in the Company's continued success. Holdings reserved 1,186.0849 shares of Holdings nonvoting common stock and 4,328.25 shares of Holdings Series C Junior Voting Preferred Stock with a value of $8.1 million on March 30, 1998 for this plan (such shares to be denominated in 8,100 units consisting of 0.1464 shares of Holdings nonvoting common stock and 0.5344 shares of Holdings Series C Junior Voting Preferred Stock (the "Equity Units")). The Company has commited to make an initial option grant to each member of the Company's senior management on March 30, 1998 under such executive's employment agreement. The Company is in the process of establishing the vesting terms for such Equity Units and none are outstanding at October 31, 1999.

Pension expense, as determined by the Company's actuaries, for its employee benefit plan in the United Kingdom for the three years ended October 31 included the components shown below. Pension expense for the Company's other foreign employee benefit plans is not significant.

                                                       1999      1998      1997
                                                    -------   -------   -------
Service cost - benefits earned during the year      $   914   $   894   $   782
Interest cost on projected benefit obligation         1,634     1,665     1,359
Actual gain on plan assets                           (4,062)   (1,408)   (2,988)
Net amortization and deferral                         2,552      (619)    1,186
                                                    -------   -------   -------
                                                    $ 1,038   $   532   $   339
                                                    =======   =======   =======

The discount rate used for this foreign plan was 6.0%, 6.0% and 7.5% in 1999, 1998 and 1997. The assumed rate of increase in future compensation of employees was 4.0%, 4.0% and 4.5% in 1999, 1998 and 1997. The expected long-term rate of return on assets was 8.5%, 8.5% and 10.25% in 1999, 1998 and 1997.

The following table sets forth the funded status of the United Kingdom plan at October 31:

                                                               1999        1998
                                                           --------    --------
Change in Plan Assets:
    Fair value of plan assets at beginning of year         $ 23,851    $ 21,100
    Actual return on plan assets                              4,062       1,408
    Employer contributions                                      691         965
    Plan participants' contributions                            195         224
    Currency translation                                       (355)        572
    Benefits paid                                              (495)       (418)
                                                           ========    ========
Fair value of plan assets at end of year                   $ 27,949    $ 23,851
                                                           ========    ========

Change in Benefit Obligation:
    Benefit obligation at beginning of year                $ 27,739    $ 20,665
    Service cost                                                914         894
    Interest cost                                             1,634       1,665
    Plan participants' contributions                            195         224
    Actuarial (gain)/loss                                       (24)      4,121
    Currency translation                                       (403)        588
    Benefits paid                                              (495)       (418)
                                                           ========    ========
Benefit obligation at end of year                          $ 29,560    $ 27,739
                                                           ========    ========

Actuarial present value of:
    Vested benefits                                        $ 25,713    $ 23,606
                                                           --------    --------
                                                           --------    --------
    Accumulated benefits                                     25,713      23,606
                                                           --------    --------
    Projected benefits                                       29,560      27,739
Net assets available for benefits                            27,949      23,851
                                                           --------    --------
Plan assets (less) greater than projected benefits           (1,611)     (3,888)
Unrecognized net loss                                         5,729       8,195
                                                           --------    --------
Prepaid pension asset                                      $  4,118    $  4,307
                                                           ========    ========

Postretirement Benefits Other Than Pensions

HII generally provided certain health care and life insurance benefits under various plans for U.S. employees who retired after attaining early retirement eligibility, subject to plan amendments. In 1993, the HII Board of Directors approved a general approach that would culminate in the elimination of contributions towards postretirement health care benefits. Increases in costs were capped for certain plans beginning in 1994 extending through 1998 and contributions were eliminated on September 1, 1998 for most employee groups. As such, negative plan amendments made subsequent to November 1, 1993 were amortized from the date of the amendment to September 1, 1998. Postretirement benefit income was allocated each year based upon headcount. The Company's postretirement benefit income was $684 for the five months ended March 30, 1998 and $1,658 during 1997. Following the Recapitalization, the Company has no liability to previously retired employees for such benefits.

As of October 31, 1998, the Company no longer offered any postretirement health care or life insurance benefits.

Note 14 - Operating Leases

The Company leases certain plant, office and warehouse space as well as machinery, vehicles, data processing and other equipment. Certain of these leases have renewal options at reduced rates and provisions requiring the Company to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed.

Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $4,375, $4,465 and $4,369 in 1999, 1998 and 1997, respectively.

At October 31, 1999, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance, were as follows:

        2000                   $4,035
        2001                    2,719
        2002                    1,645
        2003                    1,139
        2004                      746

Note 15 - Segment Information

The Company adopted SFAS No. 131, " Disclosures about Segments of an Enterprise and Related Information" for fiscal year ended October 31, 1999. Prior years' segment information has been restated to conform to the current year presentation. Pursuant to SFAS No. 131, the Company has identified its reportable segments based on the Company's method of internal reporting which is utilized by its chief operating decision-maker, the Chief Executive Officer. The reportable operating segments are as follows:

         Equipment and  Aftermarket  - Americas
         Equipment and  Aftermarket  - Other
         Distribution and Service - North America
         Engineered  Products and  Automation  -  Europe
         Equipment  and  Aftermarket  -  Europe
         Equipment and  Aftermarket - Asia Pacific
         Equipment and Aftermarket - South Africa

Each segment has a manager who is directly accountable to and maintains regular contact with the Chief Executive Officer. The Company evaluates performance of its segments based on operating income, determined on a basis consistent with amounts reported in the consolidated financial statements.

The Equipment and Aftermarket - Americas segment designs and manufactures a comprehensive line of engineered and standard overhead cranes, hoists and other component products and repair parts at the Company's facilities located in Oak Creek and Windsor, Wisconsin. This segment also modernizes products manufactured by both the Company and its competitors. This segment is the main manufacturer of the replacement parts sold by the Company's Distribution and Service - North America segment as well as the manufacturer of component products used in that segment's standard cranes. Repair parts and component products are purchased by the Distribution and Service - North America segment at list price less standard intercompany discounts.

The Equipment and Aftermarket - Other segment is the Company's brake manufacturing operation in Canada. Approximately 35% of this segment's sales are to other Company segments. The Company sold this operation in December 1999 (See
Note 19 - Subsequent Events).

The Distribution and Service - North America segment is the network of Company-owned locations in key industrial markets in North America. The network is the platform for the Company's sales activities, serving as distribution centers for its original equipment and replacement parts as well as the focal point for service activities. Some of the distribution centers also fabricate and assemble standard cranes using components manufactured by the Equipment and Aftermarket - Americas and the Equipment and Aftermarket - Europe segments.

The Engineered Products and Automation - Europe segment focuses on the manufacture of highly engineered ship-to-shore and gantry cranes for use in container handling and automated warehouse units at the Company's facility located in Loughborough, England, and provides software support for the automated warehouse units installed at customer locations.

The Equipment and Aftermarket - Europe segment consists of standard crane and hoist manufacturing in the Loughborough, England facility as well as the network of Company-owned distribution centers in key industrial markets in the United Kingdom. The Equipment and Aftermarket - Europe segment provides services for the Engineered Products and Automation segment at prices consistent with those charged to external customers. In addition, this segment distributes hoists through Distribution and Service - North America and Equipment and Aftermarket - Asia Pacific and South Africa at prices consistent with those charged to external customers.

The Equipment and Aftermarket - Asia Pacific and South Africa segments operate in a manner similar to the Distribution and Service North America segment. The Asia Pacific segment includes operations in Australia, Singapore, Thailand and Saudi Arabia.

Within North America, certain centrally incurred costs such as insurance costs and computer charges are allocated to operating segments based upon various methods of allocation. In the United Kingdom, utilities, property taxes and insurance costs are allocated to the segments based upon varying allocation methods. Domestically, costs related to centralized accounting, marketing, human resources, and IT functions are not allocated. Internationally, these costs were allocated amongst individual segments in fiscal 1997 and 1998, however, in fiscal 1999, no allocation was done. Assets are not allocated in assessing operating performance by the Chief Executive Officer other than at the level of the Company's total Equipment and Aftermarket - Americas, Distribution and
Service - North America and total International operations. Long-lived assets include property, plant and equipment, goodwill and other intangible assets.

Segment operating income for fiscal 1998 and 1997 excludes management fees paid by the Company to its former parent, HII.

In fiscal 1997, the Company did not report information related to intercompany sales in a manner consistent with its present reporting structure. Accordingly, it is not practicable to present a breakdown of external and intercompany sales by segment for 1997.


                                                                   MMH HOLDINGS, INC.
                                                             MORRIS MATERIAL HANDLING, INC.
                                                                   Operating Segments
                                                           For the Year Ended October 31, 1999

                                                  -----------------------------------------
                                                                   SALES
                                                  ------------------------------------- ----------  ------------ -------  ----------
                                                                                         Operating  Depreciation Long-
                                                                                         Income        &         Lived     Capital
                                                   External    Intercompany       Total  (Loss)     Amortization Assets Expenditures
                                                  ----------- ---------------- -------- ----------  ------------ -------  ----------
       Equipment & Aftermarket - Americas             $  50,602  $  52,370   $ 102,972   $   7,226   $   3,163  $    --    $    --
          Equipment & Aftermarket - Other                 3,809      1,934       5,743       1,417          67       --         --
                                                      ---------  ---------   ---------   ---------   ---------  ---------  ---------
            Total Equipment & Aftermarket                54,411     54,304     108,715       8,643       3,230  $  17,312  $   5,064
   Distribution & Service - North America               166,929      4,130     171,059      10,291       1,940     36,783        990
                     Eliminations & Other                     0    (58,434)    (58,434)         76           0       --         --
                                                      ---------  ---------   ---------   ---------   ---------  ---------  ---------
                           Total Americas               221,340          0     221,340      19,010       5,170       --         --
                                                      ---------  ---------   ---------   ---------   ---------  ---------  ---------

Engineered Products & Automation - Europe                11,568        507      12,075      (1,056)        124       --         --
         Equipment & Aftermarket - Europe                35,521      6,446      41,967       1,803       1,137       --         --
                     Eliminations & Other                     0     (1,869)     (1,869)     (4,418)        497       --         --
                                                      ---------  ---------   ---------   ---------   ---------  ---------  ---------
                             Total Europe                47,089      5,084      52,173      (3,671)      1,758       --         --
   Equipment & Aftermarket - South Africa                12,794        599      13,393        (913)        152       --         --
   Equipment & Aftermarket - Asia Pacific                12,972          0      12,972        (624)        349       --         --
                     Eliminations & Other                     0     (1,431)     (1,431)       (722)        810       --         --
                                                      ---------  ---------   ---------   ---------   ---------  ---------  ---------
                      Total International                72,855      4,252      77,107      (5,930)      3,069     34,971      1,540
                                                      ---------  ---------   ---------   ---------   ---------  ---------  ---------
               Corporate and Eliminations                     0     (4,252)     (4,252)     (9,635)          0       --         --
                                                      =========  =========   =========   =========   =========  =========  =========
                             Consolidated             $ 294,195  $    --     $ 294,195   $   3,445   $   8,239  $  89,066  $   7,594
                                                      =========  =========   =========   =========   =========  =========  =========


                                                                   MMH HOLDINGS, INC.
                                                             MORRIS MATERIAL HANDLING, INC.
                                                                   Operating Segments
                                                           For the Year Ended October 31, 1998

                                                 --------------------------------------
                                                                   SALES
                                                  ------------------------------------- ----------  ------------ -------  ----------
                                                                                         Operating  Depreciation Long-
                                                                                         Income        &         Lived     Capital
                                                   External    Intercompany       Total  (Loss)     Amortization Assets Expenditures
                                                  ----------- ---------------- -------- ----------  ------------ -------  ----------
            Equipment & Aftermarket - Americas        $  72,051  $  52,114   $ 124,165   $  18,886   $   2,598  $    --    $    --
               Equipment & Aftermarket - Other            4,410      1,796       6,206       1,688          57       --         --
                                                      ---------  ---------   ---------   ---------   ---------  ---------  ---------
                 Total Equipment & Aftermarket           76,461     53,910     130,371      20,574       2,655  $  15,071  $   3,820
        Distribution & Service - North America          159,187      2,297     161,484      14,160       1,716     32,132        423
                          Eliminations & Other                0    (56,207)    (56,207)       (268)          0       --         --
                                                      --------   ---------   ---------   ---------   ---------  ---------  ---------
                                Total Americas          235,648          0     235,648      34,466       4,371       --         --
                                                      --------   ---------   ---------   ---------   ---------  ---------  ---------
Engineered Products &  Automation -Europe                14,608      3,412      18,020      (2,372)        330       --         --
              Equipment & Aftermarket - Europe           44,195     10,777      54,972       3,216         889       --         --
                          Eliminations & Other                0     (3,491)     (3,491)       (905)        469       --         --
                                                      ---------  ---------   ---------   ---------   ---------  ---------  ---------
                                  Total Europe           58,803     10,698      69,501         (61)      1,688       --         --
        Equipment & Aftermarket - South Africa           16,342        930      17,272         687         182       --         --
        Equipment & Aftermarket - Asia Pacific            7,064          0       7,064        (483)        174       --         --
                          Eliminations & Other                0     (5,687)     (5,687)       (486)        408       --         --
                                                      --------   --------    ---------   ---------   ---------  ---------  ---------
                           Total International           82,209      5,941      88,150        (343)      2,452     35,635        965
                                                     ---------  ----------   ---------   ---------   ---------  ---------  ---------
                    Corporate and Eliminations                0     (5,941)     (5,941)     (6,294)          0       --         --
                                                      =========  =========   =========   =========   =========  =========  =========
                                  Consolidated        $ 317,857  $    --     $ 317,857   $  27,829   $   6,823  $  82,838  $   5,208
                                                      =========  =========   =========   =========   =========  =========  =========


                                                       MMH HOLDINGS, INC.
                                                  MORRIS MATERIAL HANDLING, INC.
                                                        Operating Segments
                                               For the Year Ended October 31, 1997



                                                                               Operating   Depreciation       Long-
                                                                               Income            &            Lived     Capital
                                                              Total Sales      (Loss)      Amortization       Assets    Expenditures
                                                                ---------     ---------       ---------     ---------     ---------

            Equipment & Aftermarket - Americas                   $ 140,208      $  23,918      $   2,751     $     --      $      --
               Equipment & Aftermarket - Other                       5,919          1,385             74           --             --
                                                                 ---------     ---------       ---------     ---------     ---------
                 Total Equipment & Aftermarket                     146,127         25,303          2,825     $  12,115     $   3,673
        Distribution & Service - North America                     138,275          9,319          1,535        28,639         1,414
                          Eliminations & Other                     (50,402)          (350)             0           --             --
                                                                 ---------     ---------       ---------     ---------     ---------
                                Total Americas                     234,000         34,272          4,360           --             --
                                                                 ---------     ---------       ---------     ---------     ---------

Engineered Products & Automation -Europe                            59,290            942            398           --             --
              Equipment & Aftermarket - Europe                      57,019          3,953            850           --             --
                          Eliminations & Other                     (16,716)         2,246            312           --             --
                                                                  ---------     ---------      ---------     ---------     ---------
                                  Total Europe                      99,593          7,141          1,560           --             --
         Equipment & Aftermarket  South Africa                      18,230           (330)           223           --             --
        Equipment & Aftermarket - Asia Pacific                       5,836            228            113           --             --
                          Eliminations & Other                           0           (480)           480           --             --
                                                                  ---------     ---------      ---------     ---------     ---------
                           Total International                     123,659          6,559          2,376        32,609         1,411
                                                                  ---------     ---------      ---------     ---------     ---------
                    Corporate and Eliminations                      (4,312)        (2,432)             0           --             --
                                                                 =========      =========      =========     =========     =========
                                  Consolidated                   $ 353,347      $  38,399      $   6,736     $  73,363     $   6,498
                                                                 =========      =========      =========     =========     =========

The following table provides information related to external customer sales and long-lived assets by geographic area. Geographic sales are based on the country in which the sales originate.


                                                   1999
                                ------------------------------------------------
                                   External Sales            Long-Lived Assets
                                -------------------       ----------------------

  United States                            $187,067                     $ 43,785
         Canada                              28,077                        9,231
 United Kingdom                              47,089                       24,791
   South Africa                              12,794                        1,426
      Australia                              10,292                        4,665
          Other                              8,876                         5,168
                                           --------                     --------
                                           $294,195                     $ 89,066
                                           ========                     ========

                                                   1998
                                ------------------------------------------------
                                   External Sales            Long-Lived Assets
                                -------------------       ----------------------
  United States                            $202,639                     $ 37,360
         Canada                              26,034                        8,828
 United Kingdom                              58,803                       26,516
   South Africa                              16,342                        1,577
      Australia                               2,073                        4,267
          Other                              11,966                        4,290
                                           ========                     ========
                                           $317,857                     $ 82,838
                                           ========                     ========

                                                   1997
                                ------------------------------------------------
                                   External Sales            Long-Lived Assets
                                -------------------       ----------------------

  United States                            $205,815                     $ 34,536
         Canada                              22,104                        5,023
 United Kingdom                              94,926                       27,573
   South Africa                              18,230                        1,846
          Other                              12,275                        4,385
                                           ========                     ========
                                           $353,350                     $ 73,363
                                           ========                     ========

Information related to sales of products and services to external customers is presented below:


                                      --------         --------         --------
                                          1999             1998             1997
                                      --------         --------         --------

Machines                               157,395          179,825          221,121
   Parts                                78,131           81,719           80,874
 Service                                58,669           56,313           51,355
                                      --------         --------         --------
   Total                              $294,195         $317,857         $353,350
                                      --------         --------         --------


Note 16 - Related Party Transactions

HII and Affiliates

Previously (and until the Recapitalization Closing), HII and/or HarnCo performed centrally a number of functions necessary for the operations of the Company. Under a management services arrangement with HII, the Company was provided with certain services, including, but not limited to, matters of organization and administration, cash management, labor relations, employee benefits, public relations, financial policies and practices, taxation and legal affairs (intellectual property, environmental, labor, securities and ERISA compliance, as well as assistance with product liability cases). The annual fee charged the Company for these services was based upon a pro rata share of corporate administration costs using an allocation methodology based on consolidated worldwide sales. Such fees totaled $1,155 and $2,862 in 1998 and 1997, respectively.

Interest income/(expense) on receivables/(payables) with HII affiliates was charged by/(to) the Company using interest rates tied to LIBOR, the 13-week treasury bill rate or prime rate.

Throughout 1999 and 1998, the Company sold certain products and services to HII affiliates at negotiated rates and performed certain administrative functions for HarnCo in Mexico. Sales to HII affiliates amounted to $1.0 million, $3.2 million and $4.9 million in fiscal 1999, 1998 and 1997, respectively.

In a number of instances, HII and/or HarnCo provided contracting credit support in connection with the Company's business. Certain customers for large crane supply contracts require the supplier to provide contracting credit support and/or parent guarantees of performance. See Note 12. At October 31, 1999, HarnCo continues to be shown as the guarantor on the Birmingham, Alabama facility lease with the Industrial Revenue Board of Birmingham.

On June 7, 1999, (the "Petition Date") HII and certain of its United States affiliates (including HarnCo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Certain provisions of the Bankruptcy Code allow a debtor to avoid, delay and/or reduce its contractual and other obligations to third parties. There can be no assurance that HII and its affiliates will not attempt to utilize such provisions to cease performance under their agreements and arrangements with the Company. The inability of the Company to receive the benefits of one or more of these agreements or the termination of ongoing arrangements between the Company and affiliates of HII (including those relating to the provision of services and materials by HII and its affiliates to the Company) could materially adversely affect the Company's operations and financial performance. In the event that any of the liabilities retained by HII and its affiliates in connection with the Recapitalization remain unsatisfied as of the Petition Date, the Company's right to indemnification for any such amounts it has paid on behalf of HII and its affiliates may also be avoided, delayed or reduced. Each of HII and certain of its affiliates on the one hand, and the Company and certain of its affiliates, on the other hand, have receivables and payables to the other that may be affected by the HII Bankruptcy.

Transition  Services  Agreement - On March 30, 1998, the Company  entered into a
Transition Services Agreement with HarnCo pursuant to which HarnCo and/or its affiliates provide the Company and the Company's subsidiaries located in the United States certain specified transition services for a set monthly price per service, plus cost sharing in certain instances, for periods ranging up to three years. These services had been provided historically, and for all of fiscal 1998, but were not covered by a written agreement until the date of the Recapitalization. These services include financial support (including payroll, accounts payable and some accounting), MIS support (including mainframe applications, PC support, engineering applications, maintenance, shared products and telephone system support), human resources support (including assistance in union negotiations, processing support for workers' compensation claims, screening and hiring of hourly employees and benefits administration), shared space, warehouse services for repair parts at one of HarnCo's facilities until July 1998, order processing, office space and lobby services at HarnCo's offices, employee communications, use of corporate aircraft owned by HarnCo or its affiliates, and all traffic functions and transportation of materials between Milwaukee area operations. The Company was charged $2.1 million and $5.0 million for such services in fiscal 1999 and 1998, respectively. These arrangements for shared facilities and services, which are consistent with those which existed prior to the Recapitalization, include the following:

          1. The Company and an HII affiliate shared a parts warehouse through June 1998 for which the Company was charged approximately $976 and $1,400 in 1998 and 1997, respectively.

          2. An HII affiliate provides support to the Company for accounting, credit, traffic and human resource services and charged approximately $194, $335 and $756 to the Company in 1999, 1998 and 1997, respectively. In addition, the Company leased office space from this affiliate through February 1999 at a cost of approximately $41, $120 and $120 for 1999, 1998 and 1997, respectively.

          3. HarnCo provided certain products and services to the Company which management estimates amounted to approximately $14.1 million, $12.4 million and $10.0 million in fiscal 1999, 1998 and 1997, respectively. HarnCo manufactured electric motors, fabricated larger steel girders and did machining on certain cranes for the Company at cost or at cost plus a percentage. In addition, HII affiliates have acted as motor rewind subcontractors for the Company. It is contemplated that these transactions, none of which individually or in the aggregate are significant to the Company, will continue in the future.

          4. An HII affiliate provides information systems services to the Company and charged approximately $1,886, $3,610 and $1,861 to the Company in 1999, 1998 and 1997, respectively. During the third fiscal quarter of 1999, the Company replaced its shared business system.

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

Trademark License Agreement - In connection with the Recapitalization, MMH entered into a trademark license agreement (the "Trademark License Agreement") with an affiliate of HarnCo pursuant to which the Company was granted the right to use the "P&H" trade name, trademark and service mark with respect to all MHE Business products on a worldwide exclusive basis from March 30, 1998 until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, MMH or their parents or successors (and for an additional seven years thereafter for aftermarket products and services). The royalty fee for use of the trademark is equal to 0.75% of the aggregate net sales of the MHE Business for the ten year period which commenced March 30, 1999. There will be no royalty fee for the remainder of the term following such ten year period. The Company accrued $1.4 million of expenses for royalty fees in the period from March 30, 1999 to October 31, 1999. The Company has elected to defer the payment of the royalty fees for the period ended October 31, 1999, which would otherwise be payable on January 30, 2000 pursuant to the terms of Trademark License Agreement. The Trademark License Agreement provides that the annual royalty fee may be deferred for up to two years if the Company does not meet certain financial criteria. The Company can only defer up to two payments during the term of the agreement. In addition, interest accrues at 12% per year on the deferred fee payments.

Health and Welfare Arrangements - Under the terms of the Recapitalization Agreement, the current United States employees of the Company continued to participate, from the Recapitalization Closing until December 31, 1998, in the medical, dental, life and long-term disability insurance benefit plans that were sponsored by HarnCo for the benefit of these employees as of the Recapitalization Closing. The Company paid to HarnCo the cost of all benefits provided under these plans. The Company recognized approximately $0.7 million and $1.1 million of expense related to these arrangements in fiscal 1999 and 1998, respectively. Beginning on January 1, 1999, the Company sponsored its own medical, dental, life and long-term disability insurance benefit plans.

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

Credit Indemnification Agreement - At the Recapitalization Closing, MMH entered into a number of agreements pursuant to which HII and its affiliates will continue to provide to MMH and to its subsidiaries located in the United States, on an interim basis and under substantially the same terms and conditions as before the closing, certain products and services. In addition, HII and MMH entered into a credit indemnification agreement (the "Credit Indemnification Agreement") pursuant to which HII will maintain in place the credit support obligations in existence at the Recapitalization Closing but have no further duty to extend, renew or enter into any new credit support obligations (except as to the MHE Business obligations existing at the Recapitalization Closing). Under the Credit Indemnification Agreement, MMH is required to pay HII, in advance, an annual fee equal to 1% of the amounts outstanding under each letter of credit and bond provided by HII and its affiliates (approximately $27.7 million as of October 31, 1999). MMH accrued a pro-rated fee of $223,000 for calendar year 1999. MMH paid a pro-rated fee of $290,000 for calendar year 1998. HII is required to refund the Company on a quarterly basis a pro-rata portion of the annual fee for any reductions in the outstanding amount of credit that occurred during such quarter. In addition, the Company will reimburse HII for certain future fees and expenses. The Company also entered into a surety arrangement (the "Surety Arrangement") to provide credit support for its post-Recapitalization Closing operations.

Loans to Management - At the Recapitalization Closing, the Company made short-term loans in an aggregate principal amount of $900,000 to members of the Company's senior management to purchase equity interests in Niles L.L.C., an indirect minority shareholder of Holdings, in accordance with the terms of certain promissory notes. Interest on each of the notes, at a rate per annum equal at all times to the federal short-term rate (as defined) in effect from time to time, from the date of issuance until such note is repaid in full will be payable in arrears as a lump sum on the date the remaining unpaid principal amount of such note is due in full. In conjunction with Jack Stinnett's, President and Chief Executive Officer, purchase of 80% of the former President's equity interest in Niles L.L.C., the Company made a loan to Mr. Stinnett in the amount of $150,000.

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

Chartwell Management Consulting Agreement - The Company has entered into a management consulting agreement with Chartwell pursuant to which Chartwell provides the Company with certain management, advisory and consulting services for a fee of $1.0 million for each fiscal year of the Company during the term of the agreement, plus reimbursement of expenses. The term of the management consulting agreement is 10 years commencing at the Recapitalization Closing and is renewable for additional one year periods unless the Board of Directors of the Company gives prior written notice of non-renewal to Chartwell. The Company incurred expenses totaling $1,000 and $583, excluding amounts paid for the reimbursement of expenses, during fiscal 1999 and 1998, respectively, under this agreement.

Note 17 - Non-Recurring Employee Benefit Costs

As a result of the Recapitalization and subsequent restructuring, the Company recognized certain non-recurring employee benefit costs. These costs included:

          1. Employee Termination Costs - During fiscal 1998 and 1999, the Company has incurred employee termination costs to reduce employee staffing levels associated with restructuring the Company's United Kingdom and United States manufacturing operations. During the 1998 fiscal year, 72 employees were terminated, resulting in severance costs of $0.7 million. Also, in October 1998, the Company announced additional terminations of 64 employees resulting in additional severance costs of
               approximately   $1.1  million  in  fiscal   1998.   The  staffing
               reductions announced in October 1998 were completed in early fiscal 1999. In 1999, the Company initiated and completed further staff reductions at its United Kingdom and United States operations. Approximately 129 employees were terminated at a cost of approximately $1.8 million. Severance costs included severance pay, outplacement services and insurance coverage.

          2. Divestiture Bonuses - Incentives were given to certain members of management in connection with the sale of the MHE Business by HII in fiscal 1998. HII, not the Company, was responsible for making these incentive payments and accordingly, this amount has been reported as a capital contribution in the accompanying financial statements. The incentives paid to management were approximately $1.2 million.


Note 18 - Other Income - Net

Other income - net consists of the following for the years ended October 31:


                                                 1999          1998         1997
                                              -------       -------      -------
Gain on fire insurance claim                  $  --         $  --        $ 2,011
Licensee income                                   470           594          524
Other-net                                         (78)          737          114
                                              -------       -------      -------
                                              $   392       $ 1,331      $ 2,649
                                              =======       =======      =======

During 1995, one of the Company's facilities in the United Kingdom experienced a fire which resulted in an insurance claim for property loss and business interruption. A gain on the property loss portion of the claim amounted to $2,343 and was recorded in 1995. The remaining $2,011 gain was recorded in 1997 upon finalization of the property loss and business interruption claims.

Note 19 - Subsequent Events

Divestiture-On December 16, 1999, the Company completed the sale of the Brake Business located in Mississauga, Ontario, Canada, for a net sale price of $6.8 million after deduction of certain transaction-related items, including taxes. During fiscal 1999, the Brake Business contributed $5.7 million in sales and $1.4 million in operating income to the Company's results.

In accordance with the New Credit Facility, as amended by the Amendment, the Company was permitted to apply half of the net proceeds of the sale of the Brake Business (which amounted to $3.4 million) to general corporate purposes, which the Company would otherwise have been required to use to prepay indebtedness under the New Credit Facility. After consummation of the sale, the Company repaid $3.1 million of the outstanding term loans ($2.4 million of which was applied to the final scheduled principal payment obligation with respect to the term loans) and repaid $0.3 million on the Acquisition Facility.

Fire - On January 29, 1999, the Company's leased facility in Philadelphia, Pennsylvania experienced a fire. Total damages were not material to the Company as a whole and will be covered by insurance. The fire did not cause a significant disruption in operations at this facility so a material adverse impact on the Company's financial statements is not expected.

Note 20 - Supplemental Condensed Financial Information

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


                               MMH HOLDINGS, INC.
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 31, 1999
                                  ($ in 000's)

                                                                                       Non           Morris
                                                                     Guarantor        Guarantor      Material
 ASSETS                                                              Subsidiaries     Subsidiaries   Handling, Inc.   Eliminations
                                                                     --------------   -------------   ------------   -------------
Current Assets
   Cash and cash equivalents                                        $   2,325         $     104         $   1,500         $    --
   Accounts receivable - net                                           60,163             4,318              --                --
   Intercompany accounts receivable                                    20,057              --              13,204           (33,261)
   Inventories                                                         37,892             2,102              --                --
   Other current assets                                                 6,509               533               800              --
                                                                    ---------         ---------         ---------         ---------
                                                                      126,946             7,057            15,504           (33,261)
                                                                    ---------         ---------         ---------         ---------
Property, Plant and Equipment                                          38,294             2,680              --                --
                                                                    ---------         ---------         ---------         ---------
Other Assets
   Goodwill                                                            40,010             2,834              --                --
   Debt financing costs                                                  --                --              16,398              --
   Noncurrent intercompany receivable                                   5,161              --              83,891           (89,052)
   Investment in affiliates                                            (1,527)             --              64,899           (63,372)
   Deferred income taxes                                                 --                --                --                --
   Other                                                                9,758              --                 616              --
                                                                    ---------         ---------         ---------         ---------
                                                                       53,402             2,834           165,804          (152,424)
                                                                    ---------         ---------         ---------         ---------
                                                                    $ 218,642         $  12,571         $ 181,308         $(185,685)
                                                                    =========         =========         =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term obligations                         $     342         $      41         $    --           $    --
   New Credit Facility borrowings                                         425              --              27,500              --
   Term loans                                                            --                --              52,225              --
   Acquisition Facility Line borrowings                                  --                --              12,430              --
   Senior notes                                                          --                --             200,000              --
   Bank overdrafts                                                        139             1,228              --                --
   Trade accounts payable                                              25,562             1,195              --                --
   Intercompany accounts payable                                       13,204             4,153            15,904           (33,261)
   Advance payments and progress billings                               8,336              --                --                --
   Accrued warranties                                                   1,748                73              --                --
   Accrued interest                                                        18              --               1,786              --
   Other current liabilities                                           16,854             1,148             2,014              --
                                                                    ---------         ---------         ---------         ---------
                                                                       66,628             7,838           311,859           (33,261)
                                                                    ---------         ---------         ---------         ---------
Senior Notes                                                             --                --                --                --
Other Long-Term Debt                                                    2,189               595              --                --
Noncurrent intercompany payable                                        83,891             5,161              --             (89,052)
Other Long Term Liabilities                                             1,035              --                 272              --
Minority Interest                                                        --                --                --                 504
Mandatorily Redeemable Preferred Stock                                   --                --                --                --
Stockholders' Equity/Parent Investment                                 64,899            (1,023)         (130,823)          (63,876)
                                                                    ---------         ---------         ---------         ---------
                                                                    $ 218,642         $  12,571         $ 181,308         $(185,685)
                                                                    =========         =========         =========         =========

                                                                   Consolidated                                         Consolidated
                                                                   Morris Material       MMH                              MMH
 ASSETS                                                            Handling, Inc.   Holdings, Inc.  Eliminations      Holdings, Inc.
                                                                   --------------   -------------   ------------       -------------
Current Assets
   Cash and cash equivalents                                         $   3,929         $    --           $    --          $   3,929
   Accounts receivable - net                                            64,481              --                --             64,481
   Intercompany accounts receivable                                       --                --                --               --
   Inventories                                                          39,994              --                --             39,994
   Other current assets                                                  7,842              --                --              7,842
                                                                     ---------         ---------         ---------        ---------
                                                                       116,246              --                --            116,246
                                                                     ---------         ---------         ---------        ---------
Property, Plant and Equipment                                           40,974              --                --             40,974
                                                                     ---------         ---------         ---------        ---------
Other Assets
   Goodwill                                                             42,844              --                --             42,844
   Debt financing costs                                                 16,398              --                --             16,398
   Noncurrent intercompany receivable                                     --                --                --               --
   Investment in affiliates                                               --            (130,823)          130,823             --
   Deferred income taxes                                                  --                --                --               --
   Other                                                                10,374              --                --             10,374
                                                                     ---------         ---------         ---------        ---------
                                                                        69,616          (130,823)          130,823           69,616
                                                                     ---------         ---------         ---------        ---------
                                                                     $ 226,836         $(130,823)        $ 130,823        $ 226,836
                                                                     =========         =========         =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term obligations                          $     383         $    --           $    --          $     383
   New Credit Facility borrowings                                       27,925              --                --             27,925
   Term loans                                                           52,225              --                --             52,225
   Acquisition Facility Line borrowings                                 12,430              --                --             12,430
   Senior notes                                                        200,000              --                --            200,000
   Bank overdrafts                                                       1,367              --                --              1,367
   Trade accounts payable                                               26,757              --                --             26,757
   Intercompany accounts payable                                          --                --                --               --
   Advance payments and progress billings                                8,336              --                --              8,336
   Accrued warranties                                                    1,821              --                --              1,821
   Accrued interest                                                      1,804              --                --              1,804
   Other current liabilities                                            20,016              --                --             20,016
                                                                     ---------         ---------         ---------        ---------
                                                                       353,064              --                --            353,064
                                                                     ---------         ---------         ---------        ---------
Senior Notes                                                              --                --                --               --
Other Long-Term Debt                                                     2,784              --                --              2,784
Noncurrent intercompany payable                                           --                --                --               --
Other Long Term Liabilities                                              1,307              --                --              1,307
Minority Interest                                                          504              --                --                504
Mandatorily Redeemable Preferred Stock                                    --             108,245              --            108,245
Stockholders' Equity/Parent Investment                                (130,823)         (239,068)          130,823         (239,068)
                                                                     ---------         ---------         ---------        ---------
                                                                     $ 226,836         $(130,823)        $ 130,823        $ 226,836
                                                                     =========         =========         =========        =========


                               MMH HOLDINGS, INC.
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 31, 1998
                                  ($ in 000's)


                                                                                   Non             Morris
                                                                  Guarantor        Guarantor       Material
ASSETS                                                            Subsidiaries     Subsidiaries    Handling, Inc.      Eliminations
                                                                  --------------   -------------   ------------        -------------
Current Assets
   Cash and cash equivalents                                       $   2,214         $     320         $    --            $    --
   Accounts receivable - net                                          76,000             5,947              --                 --
   Intercompany accounts receivable                                   20,687              --               6,915            (27,602)
   Inventories                                                        39,749             2,812              --                 --
   Deferred income taxes                                                 801              --               5,476               --
   Other current assets                                                4,417               384               389               --
                                                                   ---------         ---------         ---------          ---------
                                                                     143,868             9,463            12,780            (27,602)
                                                                   ---------         ---------         ---------          ---------
Property, Plant and Equipment                                         38,295             2,775              --                 --
                                                                   ---------         ---------         ---------          ---------

Other Assets
   Goodwill                                                           37,767             2,076              --                 --
   Debt financing costs                                                 --                --              18,905               --
   Noncurrent intercompany receivable                                  3,853              --              83,416            (87,269)
   Investment in affiliates                                              331              --              66,732            (67,063)
   Deferred income taxes                                                --                --              65,979               --
   Other                                                               6,691              --                --                 --
                                                                   ---------         ---------         ---------          ---------
                                                                      48,642             2,076           235,032           (154,332)
                                                                   ---------         ---------         ---------          ---------
                                                                   $ 230,805         $  14,314         $ 247,812          $(181,934)
                                                                   =========         =========         =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term notes payable and current
    portion of long-term obligations                               $     122         $      40         $   2,100          $    --
   Bank overdrafts                                                      --               1,252              --                 --
   Trade accounts payable                                             30,539             2,354              --                 --
   Intercompany accounts payable                                       6,915             4,130            16,557            (27,602)
   Advance payments and progress billings                              9,394                 5              --                 --
   Accrued warranties                                                  2,200               124              --                 --
   Accrued interest                                                     --                --               2,201               --
   Other current liabilities                                          27,563             1,205            (1,146)              --
                                                                   ---------         ---------         ---------          ---------
                                                                      76,733             9,110            19,712            (27,602)
                                                                   ---------         ---------         ---------          ---------
Revolving Credit Facility Borrowings                                    --                --               1,200               --
Term Loans                                                              --                --              52,225               --
Acquisition Facility Borrowings                                         --                --               6,194               --
Senior Notes                                                            --                --             200,000               --
Other Long-Term Debt                                                   1,226               656               323               --
Noncurrent intercompany payable                                       83,416             3,853              --              (87,269)
Deferred Income Taxes                                                  2,698              --                --                 --

Minority Interest                                                       --                --                --                  364
Mandatorily Redeemable Preferred Stock                                  --                --                --                 --
Stockholders' Equity/Parent Investment                                66,732               695           (31,842)           (67,427)
                                                                   ---------         ---------         ---------          ---------
                                                                   $ 230,805         $  14,314         $ 247,812          $(181,934)
                                                                   =========         =========         =========          =========

                                                              Consolidated                                              Consolidated
                                                              Morris Material       MMH                                   MMH
                                                              Handling, Inc.   Holdings, Inc.  Eliminations           Holdings, Inc.
                                                              --------------   -------------   ------------            -------------
ASSETS
Current Assets
   Cash and cash equivalents                                      $   2,534          $    --            $    --           $   2,534
   Accounts receivable - net                                         81,947               --                 --              81,947
   Intercompany accounts receivable                                    --                 --                 --                --
   Inventories                                                       42,561               --                 --              42,561
   Deferred income taxes                                              6,277               --                 --               6,277
   Other current assets                                               5,190               --                 --               5,190
                                                                  ---------          ---------          ---------         ---------
                                                                    138,509               --                 --             138,509
                                                                  ---------          ---------          ---------         ---------
Property, Plant and Equipment                                        41,070               --                 --              41,070
                                                                  ---------          ---------          ---------         ---------

Other Assets
   Goodwill                                                          39,843               --                 --              39,843
   Debt financing costs                                              18,905               --                 --              18,905
   Noncurrent intercompany receivable                                  --                 --                 --                --
   Investment in affiliates                                            --              (31,842)            31,842              --
   Deferred income taxes                                             65,979               --                 --              65,979
   Other                                                              6,691               --                 --               6,691
                                                                  ---------          ---------          ---------         ---------
                                                                    131,418            (31,842)            31,842           131,418
                                                                  ---------          ---------          ---------         ---------
                                                                  $ 310,997          $ (31,842)         $  31,842         $ 310,997
                                                                  =========          =========          =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Short-term notes payable and current
    portion of long-term obligations                              $   2,262          $    --            $    --           $   2,262
   Bank overdrafts                                                    1,252               --                 --               1,252
   Trade accounts payable                                            32,893               --                 --              32,893
   Intercompany accounts payable                                       --                 --                 --                --
   Advance payments and progress billings                             9,399               --                 --               9,399
   Accrued warranties                                                 2,324               --                 --               2,324
   Accrued interest                                                   2,201               --                 --               2,201
   Other current liabilities                                         27,622               --                 --              27,622
                                                                  ---------          ---------          ---------         ---------
                                                                     77,953               --                 --              77,953
                                                                  ---------          ---------          ---------         ---------
Revolving Credit Facility Borrowings                                  1,200               --                 --               1,200
Term Loans                                                           52,225               --                 --              52,225
Acquisition Facility Borrowings                                       6,194               --                 --               6,194
Senior Notes                                                        200,000               --                 --             200,000
Other Long-Term Debt                                                  2,205               --                 --               2,205
Noncurrent intercompany payable                                        --                 --                 --                --
Deferred Income Taxes                                                 2,698               --                 --               2,698

Minority Interest                                                       364               --                 --                 364
Mandatorily Redeemable Preferred Stock                                 --               95,351               --              95,351
Stockholders' Equity/Parent Investment                              (31,842)          (127,193)            31,842          (127,193)
                                                                  ---------          ---------          ---------         ---------
                                                                  $ 310,997          $ (31,842)         $  31,842         $ 310,997
                                                                  =========          =========          =========         =========



                                                          MMH HOLDINGS, INC.
                                     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                  FOR THE YEAR ENDED OCTOBER 31, 1999
                                                             ($ in 000's)

                                                                                         Non           Morris
                                                                       Guarantor        Guarantor      Material
                                                                       Subsidiaries     Subsidiaries   Handling, Inc.   Eliminations
                                                                     --------------   -------------   ------------   -------------
Revenues
   Equipment and Parts Sales                                              $ 224,510       $  11,848       $    --         $    (832)
   Service Sales                                                             54,563           4,106            --              --
                                                                          ---------       ---------       ---------       ---------
   Net Sales                                                                279,073          15,954            --              (832)
   Other Income - net                                                           397              (5)           --              --
                                                                          ---------       ---------       ---------       ---------
                                                                            279,470          15,949            --              (832)

Cost of Sales                                                               206,349          13,186            --              (832)
Selling, General and
  Administrative Expenses                                                    66,257           3,833           2,349            --

Operating Income (Loss)                                                       6,864          (1,070)         (2,349)           --

Interest (Expense) Income - net
   Affiliates                                                                (6,070)           (375)          6,445            --
   Third Party                                                                 (675)           (424)        (28,928)           --
                                                                          ---------       ---------       ---------       ---------

Income (Loss) Before Income Taxes, Equity
  in Earnings (Loss) of Subsidiaries and Minority Interest                      119          (1,869)        (24,832)           --
Provision for Income Taxes                                                      (32)           --           (71,648)           --
Equity in Earnings (Loss) of Subsidiaries                                    (1,812)           --            (1,725)          3,537
Minority Interest                                                              --              --              --                57
                                                                          ---------       ---------       ---------       ---------
Net Income (Loss)                                                         $  (1,725)      $  (1,869)      $ (98,205)      $   3,594
                                                                          =========       =========       =========       =========

                                                                      Consolidated                                     Consolidated
                                                                      Morris Material       MMH                           MMH
                                                                      Handling, Inc.   Holdings, Inc.  Eliminations   Holdings, Inc.
                                                                      --------------   -------------   ------------   -------------
Revenues
   Equipment and Parts Sales                                              $ 235,526       $    --         $    --         $ 235,526
   Service Sales                                                             58,669            --              --            58,669
                                                                          ---------       ---------       ---------       ---------
   Net Sales                                                                294,195            --              --           294,195
   Other Income - net                                                           392            --              --               392
                                                                          ---------       ---------       ---------       ---------
                                                                            294,587            --              --           294,587

Cost of Sales                                                               218,703            --              --           218,703
Selling, General and
  Administrative Expenses                                                    72,439            --              --            72,439

Operating Income (Loss)                                                       3,445            --              --             3,445

Interest (Expense) Income - net
   Affiliates                                                                  --              --              --              --
   Third Party                                                              (30,027)           --              --           (30,027)
                                                                          ---------       ---------       ---------       ---------

Income (Loss) Before Income Taxes, Equity
  in Earnings (Loss) of Subsidiaries and Minority Interest                  (26,582)           --              --           (26,582)
Provision for Income Taxes                                                  (71,680)           --              --           (71,680)
Equity in Earnings (Loss) of Subsidiaries                                      --           (98,205)         98,205            --
Minority Interest                                                                57            --              --                57
                                                                          ---------       ---------       ---------       ---------
Net Income (Loss)                                                         $ (98,205)      $ (98,205)      $  98,205       $ (98,205)
                                                                          =========       =========       =========       =========


                                                          MMH HOLDINGS, INC.
                                     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                  FOR THE YEAR ENDED OCTOBER 31, 1998
                                                             ($ in 000's)

                                                                                        Non           Morris
                                                                       Guarantor        Guarantor      Material
                                                                       Subsidiaries     Subsidiaries   Handling, Inc.   Eliminations
                                                                     --------------   -------------   ------------   -------------
Revenues
   Net Sales                                                           $ 298,897        $  22,262        $    --          $  (3,302)
   Other Income - net                                                      1,331             --               --               --
                                                                       ---------        ---------        ---------        ---------
                                                                         300,228           22,262             --             (3,302)

Cost of Sales                                                            212,736           17,557             --             (3,302)
Selling, General and
  Administrative Expenses                                                 56,588            4,184              583             --
HII Management Fee                                                         1,155             --               --               --
Non-Recurring Employee Benefit Costs                                       1,797             --              1,216             --
                                                                       ---------        ---------        ---------        ---------

Operating Income (Loss)                                                   27,952              521           (1,799)            --

Interest (Expense) Income - net
   Affiliates                                                             (5,407)            (167)           4,126             --
   Third Party                                                               (76)            (505)         (15,946)            --
                                                                       ---------        ---------        ---------        ---------

Income (Loss) Before Income Taxes, Equity
  in Earnings of Subsidiaries and Minority Interest                       22,469             (151)         (13,619)            --
(Provision) Benefit for Income Taxes                                      (2,895)             264           (1,804)            --
Equity in Earnings of Subsidiaries                                           140             --             19,714          (19,854)
Minority Interest                                                           --               --                 --               27
                                                                       ---------        ---------        ---------        ---------
Net Income                                                             $  19,714        $     113        $   4,291        $ (19,827)
                                                                       =========        =========        =========        =========

                                                                      Consolidated                                     Consolidated
                                                                      Morris Material       MMH                           MMH
                                                                      Handling, Inc.   Holdings, Inc.  Eliminations   Holdings, Inc.
                                                                      --------------   -------------   ------------   -------------
Revenues
   Net Sales                                                           $ 317,857        $    --          $    --          $ 317,857
   Other Income - net                                                      1,331             --               --              1,331
                                                                       ---------        ---------        ---------        ---------
                                                                         319,188             --               --            319,188

Cost of Sales                                                            226,991             --               --            226,991
Selling, General and
  Administrative Expenses                                                 61,355             --               --             61,355
HII Management Fee                                                         1,155             --               --              1,155
Non-Recurring Employee Benefit Costs                                       3,013             --               --              3,013
                                                                       ---------        ---------        ---------        ---------

Operating Income (Loss)                                                   26,674             --               --             26,674

Interest (Expense) Income - net
   Affiliates                                                             (1,448)            --               --             (1,448)
   Third Party                                                           (16,527)            --               --            (16,527)
                                                                       ---------        ---------        ---------        ---------

Income (Loss) Before Income Taxes, Equity
  in Earnings of Subsidiaries and Minority Interest                        8,699             --               --              8,699
(Provision) Benefit for Income Taxes                                      (4,435)            --               --             (4,435)
Equity in Earnings of Subsidiaries                                          --              4,291           (4,291)            --
Minority Interest                                                             27             --               --                 27
                                                                       ---------        ---------        ---------        ---------
Net Income                                                             $   4,291        $   4,291        $  (4,291)       $   4,291
                                                                       =========        =========        =========        =========



                                                          MMH HOLDINGS, INC.
                                       SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF OPERATIONS
                                                  FOR THE YEAR ENDED OCTOBER 31, 1997
                                                             ($ in 000's)

                                                                                      Non
                                                                    Guarantor         Guarantor
                                                                    Subsidiaries      Subsidiaries     Eliminations        Combined
                                                                    -----------       ------------     ------------        ---------

Revenues
   Net Sales                                                           $ 332,244        $  24,065           (2,959)       $ 353,350
   Other Income - net                                                      2,563               86             --              2,649
                                                                       ---------        ---------        ---------        ---------
                                                                         334,807           24,151           (2,959)         355,999

Cost of Sales                                                            243,776           19,977           (2,959)         260,794
Selling, General and
  Administrative Expenses                                                 52,530            4,276             --             56,806
HII Management Fee                                                         2,862             --               --              2,862
                                                                       ---------        ---------        ---------        ---------

Operating Income (Loss)                                                   35,639             (102)            --             35,537

Interest Expense - net
   HII Affiliates                                                           (198)            (196)            --               (394)
   Third Party                                                                 8             (406)            --               (398)
                                                                       ---------        ---------        ---------        ---------

Income (Loss) Before Income Taxes, Equity in Loss
  of Combined Affiliates and Minority Interest                            35,449             (704)            --             34,745
Provision for Income Taxes                                               (13,838)             (36)            --            (13,874)
Equity in Loss  of Combined Affiliates                                      (758)            --                758             --
Minority Interest                                                           --               --                (18)             (18)
                                                                       ---------        ---------        ---------        ---------
Net Income (Loss)                                                      $  20,853        $    (740)       $     740        $  20,853
                                                                       =========        =========        =========        =========


                                                          MMH HOLDINGS, INC.
                                     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                  FOR THE YEAR ENDED OCTOBER 31, 1999
                                                             ($ in 000's)

                                                                                          Non           Morris
                                                                         Guarantor        Guarantor     Material
                                                                         Subsidiaries     Subsidiaries  Handling, Inc.  Eliminations
                                                                         --------------   ------------- ------------   -------------
Operating Activities
   Net income (loss)                                                          $ (1,725)      $ (1,869)      $(98,205)      $  3,594
   Add (deduct) - items not affecting cash provided
     by operating activities:
       Depreciation and amortization                                             7,939            279             21           --
       Amortization of debt financing costs                                       --             --            2,531           --
       Equity in loss/(earnings) of subsidiaries                                 1,812           --            1,725         (3,537)
       Deferred income taxes - net                                              (1,833)          --           71,447           --
       Other                                                                      --             --             --              (57)
   Changes in working  capital,  excluding  the effects
        of  acquisition  opening
     balance sheets:
       Accounts receivable                                                      16,641          1,309           --             --
       Inventories                                                               3,376            624           --             --
       Other current assets                                                     (2,054)          (928)          (403)          --
       Trade accounts payable and bank overdrafts                               (5,841)          (969)          --             --
       Accrued interest                                                             18           --             (415)          --
       Other current liabilities                                               (11,714)           (43)         3,102           --
                                                                              --------       --------       --------       --------
   Net cash provided by (used for) operating activities                          6,619         (1,597)       (20,197)          --

Investment and Other Transactions
   Fixed asset additions - net                                                  (7,511)           (83)          --             --
   Acquisition of businesses - net of cash acquired                             (5,630)          --             --             --
   Issuance of loans to senior management                                         --             --             (150)          --
   Repayment of loans by senior management                                        --             --               70           --
   Other - net                                                                     162            (19)          (587)          --
                                                                              --------       --------       --------       --------
   Net cash used for investment and other transactions                         (12,979)          (102)          (667)          --
                                                                              --------       --------       --------       --------

Financing Activities
   Net proceeds (repayments) of short-term
     debt and notes payable                                                        505            (42)          --             --
   Proceeds from Acquisition Facility line borrowings                             --             --            6,235           --
   Net proceeds from Revolving Credit Facility borrowings                         --             --           26,300           --
   Payment of fees for amendment of New Credit Facility                           --             --             (612)          --
   Distribution to parent                                                        5,922          1,537         (7,459)          --
   Repayments of long-term debt                                                   --             --           (2,100)          --
                                                                              --------       --------       --------       --------
   Net cash provided by (used for) financing activities                          6,427          1,495         22,364           --

Effect of Exchange Rate Changes on Cash and Cash Equivalents                        44            (12)          --             --

Increase (Decrease) in Cash and Cash Equivalents                                   111           (216)         1,500           --
Cash and Cash Equivalents
   Beginning of Year                                                             2,214            320           --             --
                                                                              --------       --------       --------       --------
   End of Year                                                                $  2,325       $    104       $  1,500       $   --
                                                                              ========       ========       ========       ========

                                                                       Consolidated                                    Consolidated
                                                                       Morris Material       MMH                          MMH
                                                                       Handling, Inc.   Holdings, Inc.  Eliminations  Holdings, Inc.
                                                                       --------------   -------------   ------------  -------------
Operating Activities
   Net income (loss)                                                          $(98,205)      $(98,205)      $ 98,205       $(98,205)
   Add (deduct) - items not affecting cash provided
      by operating activities:
       Depreciation and amortization                                             8,239           --             --            8,239
       Amortization of debt financing costs                                      2,531           --             --            2,531
       Equity in loss/(earnings) of subsidiaries                                  --           98,205        (98,205)          --
       Deferred income taxes - net                                              69,614           --             --           69,614
       Other                                                                       (57)          --             --              (57)
   Changes in working  capital,  excluding  the effects
      of  acquisition  opening
     balance sheets:
       Accounts receivable                                                      17,950           --             --           17,950
       Inventories                                                               4,000           --             --            4,000
       Other current assets                                                     (3,385)          --             --           (3,385)
       Trade accounts payable and bank overdrafts                               (6,810)          --             --           (6,810)
       Accrued interest                                                           (397)          --             --             (397)
       Other current liabilities                                                (8,655)          --             --           (8,655)
                                                                              --------       --------       --------       --------
   Net cash provided by (used for) operating activities                        (15,175)          --             --          (15,175)

Investment and Other Transactions
   Fixed asset additions - net                                                  (7,594)          --             --           (7,594)
   Acquisition of businesses - net of cash acquired                             (5,630)          --             --           (5,630)
   Issuance of loans to senior management                                         (150)          --             --             (150)
   Repayment of loans by senior management                                          70           --             --               70
   Other - net                                                                    (444)          --             --             (444)
                                                                              --------       --------       --------       --------
   Net cash used for investment and other transactions                         (13,748)          --             --          (13,748)
                                                                              --------       --------       --------       --------

Financing Activities
   Net proceeds (repayments) of short-term debt
    and notes payable                                                              463           --             --              463
   Proceeds from Acquisition Facility line borrowings                            6,235           --             --            6,235
   Net proceeds from Revolving Credit Facility borrowings                       26,300           --             --           26,300
   Payment of fees for amendment of New Credit Facility                           (612)          --             --             (612)
   Distribution to parent                                                         --             --             --             --
   Repayments of long-term debt                                                 (2,100)          --             --           (2,100)
                                                                              --------       --------       --------       --------
   Net cash provided by (used for) financing activities                         30,286           --             --           30,286


Effect of Exchange Rate Changes on Cash and Cash Equivalents                        32           --             --               32

Increase (Decrease) in Cash and Cash Equivalents                                 1,395           --             --            1,395
Cash and Cash Equivalents
   Beginning of Year                                                             2,534           --             --            2,534
                                                                              --------       --------       --------       --------
   End of Year                                                                $  3,929       $   --         $   --         $  3,929
                                                                              ========       ========       ========       ========


                                                          MMH HOLDINGS, INC.
                                     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                  FOR THE YEAR ENDED OCTOBER 31, 1998
                                                             ($ in 000's)

                                                                                          Non           Morris
                                                                         Guarantor        Guarantor     Material
                                                                         Subsidiaries     Subsidiaries  Handling, Inc.  Eliminations
                                                                         --------------   ------------- ------------   -------------
Operating Activities
   Net income                                                             $  19,714       $     113       $   4,291       $ (19,827)
   Add (deduct) - items not affecting cash provided
       by operating activities:
       Depreciation and amortization                                          6,371             452            --              --
       Amortization of debt financing costs                                    --              --             1,169            --
       Equity in earnings of subsidiaries                                      (140)           --           (19,714)         19,854
       Deferred income taxes - net                                           (1,477)           --             1,804            --
       Divestiture bonus                                                       --              --             1,216            --
       Other                                                                   (881)           --              --               (27)
   Changes in working  capital,  excluding  the effects
        of  acquisition  opening
     balance sheets:
       Accounts receivable                                                     (247)          2,470            --              --
       Inventories                                                           (9,231)          1,539            --              --
       Other current assets                                                  (2,177)           (751)           (389)           --
       Trade accounts payable and bank overdrafts                            (1,405)         (2,887)           --              --
       Accrued interest                                                        --              --             2,201            --
       Other current liabilities                                              3,644             647            --              --
       Activity with parent and other affiliates - net                       11,038          (1,011)         (6,803)           --
                                                                          ---------       ---------       ---------       ---------
   Net cash provided by (used for) operating activities                      25,209             572         (16,225)           --
                                                                          ---------       ---------       ---------       ---------

Investment and Other Transactions
   Fixed asset additions - net                                               (5,078)           (130)           --              --
   Acquisition of businesses - net of cash acquired                          (8,891)           --              --              --
   Issuance of loans to senior management                                      --              --              (900)           --
   Repayment of loans by senior management                                     --              --               780            --
   Other - net                                                               (1,532)           (206)           --              --
                                                                          ---------       ---------       ---------       ---------
   Net cash used for investment and other transactions                      (15,501)           (336)           (120)           --
                                                                          ---------       ---------       ---------       ---------

Financing Activities
   Repayments of short-term debt and notes payable                             (639)            (55)           --              --
   Proceeds from Senior Note Offering                                          --              --           200,000            --
   Proceeds from New Credit Facility                                           --              --            55,000            --
   Proceeds from Acquisition Facility borrowings                               --              --             6,194            --
   Net proceeds from Revolving Credit Facility borrowings                      --              --             1,200            --
   Net proceeds from issuance of Series A preferred stock
     and related common shares                                                 --              --              --              --
   Redemption of shares held by Holdings                                       --              --          (233,459)           --
   Redemption of common stock and preferred stock                              --              --              --              --
   Stock redemption transaction costs                                          --              --              --              --
   Debt financing costs                                                        --              --           (20,074)           --
   Distribution to parent                                                    (8,159)           --             8,159            --
   Repayments of long-term debt                                                --              --              (675)           --
                                                                          ---------       ---------       ---------       ---------
   Net cash provided by (used for) financing activities                      (8,798)            (55)         16,345            --

Effect of Exchange Rate Changes on Cash and Cash Equivalents                    (89)           --              --              --

Increase (Decrease) in Cash and Cash Equivalents                                821             181            --              --
Cash and Cash Equivalents
   Beginning of Year                                                          1,393             139            --              --
                                                                          ---------       ---------       ---------       ---------
   End of Year                                                            $   2,214       $     320       $    --         $    --
                                                                           ========        ========        ========       ========

                                                                       Consolidated                                    Consolidated
                                                                       Morris Material       MMH                          MMH
                                                                       Handling, Inc.   Holdings, Inc.  Eliminations  Holdings, Inc.
                                                                       --------------   -------------   ------------  -------------
Operating Activities
   Net income                                                             $   4,291       $   4,291       $  (4,291)      $   4,291
   Add (deduct) - items not affecting cash provided
     by operating activities:
       Depreciation and amortization                                          6,823            --              --             6,823
       Amortization of debt financing costs                                   1,169            --              --             1,169
       Equity in earnings of subsidiaries                                      --            (4,291)          4,291            --
       Deferred income taxes - net                                              327            --              --               327
       Divestiture bonus                                                      1,216            --              --             1,216
       Other                                                                   (908)           --              --              (908)
   Changes in working  capital,  excluding  the effects
    of  acquisition  opening
     balance sheets:
       Accounts receivable                                                    2,223            --              --             2,223
       Inventories                                                           (7,692)           --              --            (7,692)
       Other current assets                                                  (3,317)           --              --            (3,317)
       Trade accounts payable and bank overdrafts                            (4,292)           --              --            (4,292)
       Accrued interest                                                       2,201            --              --             2,201
       Other current liabilities                                              4,291            --              --             4,291
       Activity with parent and other affiliates - net                        3,224            --              --             3,224
                                                                          ---------       ---------       ---------       ---------
   Net cash provided by (used for) operating activities                       9,556            --              --             9,556
                                                                          ---------       ---------       ---------       ---------

Investment and Other Transactions
   Fixed asset additions - net                                               (5,208)           --              --            (5,208)
   Acquisition of businesses - net of cash acquired                          (8,891)           --              --            (8,891)
   Issuance of loans to senior management                                      (900)           --              --              (900)
   Repayment of loans by senior management                                      780            --              --               780
   Other - net                                                               (1,738)           --              --            (1,738)
                                                                          ---------       ---------       ---------       ---------
   Net cash used for investment and other transactions                      (15,957)           --              --           (15,957)
                                                                          ---------       ---------       ---------       ---------

Financing Activities
   Repayments of short-term debt and notes payable                             (694)           --              --              (694)
   Proceeds from Senior Note Offering                                       200,000            --              --           200,000
   Proceeds from New Credit Facility                                         55,000            --              --            55,000
   Proceeds from Acquisition Facility borrowings                              6,194            --              --             6,194
   Net proceeds from Revolving Credit Facility borrowings                     1,200            --              --             1,200
   Net proceeds from issuance of Series A preferred stock
     and related common shares                                                 --            57,094            --            57,094
   Redemption of shares held by Holdings                                   (233,459)        233,459            --              --
   Redemption of common stock and preferred stock                              --          (287,000)           --          (287,000)
   Stock redemption transaction costs                                          --            (3,553)           --            (3,553)
   Debt financing costs                                                     (20,074)           --              --           (20,074)
   Distribution to parent                                                      --              --              --              --
   Repayments of long-term debt                                                (675)           --              --              (675)
                                                                          ---------       ---------       ---------       ---------
   Net cash provided by (used for) financing activities                       7,492            --              --             7,492

Effect of Exchange Rate Changes on Cash and Cash Equivalents                    (89)           --              --               (89)

Increase (Decrease) in Cash and Cash Equivalents                              1,002            --              --             1,002
Cash and Cash Equivalents
   Beginning of Year                                                          1,532            --              --             1,532
                                                                          ---------       ---------       ---------       ---------
   End of Year                                                            $   2,534       $    --         $    --         $   2,534
                                                                            ========       ========        ========        ========

                                                          MMH HOLDINGS, INC.
                                       SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF CASH FLOWS
                                                  FOR THE YEAR ENDED OCTOBER 31, 1997
                                                             ($ in 000's)

                                                                                          Non
                                                                           Guarantor      Guarantor
                                                                           Subsidiaries   Subsidiaries    Eliminations      Combined
                                                                           ------------   ------------    ------------      --------
Operating Activities
   Net income (loss)                                                          $ 20,853       $   (740)      $    740       $ 20,853
   Add (deduct) - items not affecting cash provided
      by operating activities:
       Depreciation and amortization                                             6,400            336           --            6,736
       Equity in loss of combined activities                                       758           --             (758)          --
       Deferred income taxes - net                                                  89           --             --               89
       Gain on fire insurance claim                                             (2,011)          --             --           (2,011)
       Other                                                                      (800)          --              (18)          (818)
   Changes in working  capital,  excluding  the effects
       of  acquisition  opening
     balance sheets:
       Accounts receivable                                                      (2,318)        (1,338)          --           (3,656)
       Inventories                                                               5,984             60           --            6,044
       Other current assets                                                      2,113            (36)          --            2,077
       Trade accounts payable and bank overdrafts                               (3,026)           174           --           (2,852)
       Other current liabilities                                               (22,071)          (252)            36        (22,287)
       Activity with parent and other affiliates - net                           6,552          2,172           --            8,724
                                                                              --------       --------       --------       --------
   Net cash provided by operating activities                                    12,523            376           --           12,899
                                                                              --------       --------       --------       --------

Investment and Other Transactions
   Fixed asset additions - net                                                  (6,117)          (381)          --           (6,498)
   Acquisition of businesses - net of cash acquired                            (11,787)          --             --          (11,787)
   Fire insurance claim activity - net                                           3,441           --             --            3,441
   Other - net                                                                     (70)           (33)          --             (103)
                                                                              --------       --------       --------       --------
   Net cash used for investment and other transactions                         (14,533)          (414)          --          (14,947)
                                                                              --------       --------       --------       --------

Financing Activities
   Repayments of short-term debt and notes payable                                 (99)          --             --              (99)
   Repayments of long-term debt                                                   (101)           (54)          --             (155)
                                                                              --------       --------       --------       --------
   Net cash provided by financing activities                                      (200)           (54)          --             (254)
                                                                              --------       --------       --------       --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                        21             (8)          --               13
                                                                              --------       --------       --------       --------


Decrease in Cash and Cash Equivalents                                           (2,189)          (100)          --           (2,289)
Cash and Cash Equivalents
   Beginning of Year                                                             3,582            239           --            3,821
                                                                              --------       --------       --------       --------
   End of Year                                                                $  1,393       $    139       $   --         $  1,532
                                                                              ========       ========       ========       ========

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrants

The following sets forth certain information with respect to the persons who are members of Holdings' Board of Directors, MMH's Board of Directors or the senior management team of MMH and/or Holdings as of February 10, 2000 (1).

Name                 Age       Position

Jack F. Stinnett      54        President, Chief Executive Officer and
                                Chairman of the Board of MMH  and Holdings
David D. Smith        45        Vice President-Finance of MMH and Vice President
                                and Director of Holdings
Peter A. Kerrick      43        Vice President--Engineered Equipment of MMH
Edward J. Doolan      48        Vice President--Distribution & Service of MMH
Michael J. Maddock    56        Vice President--Europe, Pacific Rim &
                                Middle East of MMH
Martin L. Ditkof      42        General Counsel and Secretary of MMH and
                                Secretary of Holdings
Ross C. Smith         43        Vice President--Standard Cranes and
                                Components of MMH
Randall G. Burlison   56        Vice President--Product Support of MMH
Todd R. Berman        41        Director of MMH and Holdings
Jay R. Bloom (2)      43        Director of Holdings
Robert W. Hale (3)    52        Director of Holdings
Michael S. Shein (3)  36        Director of MMH and Vice President and
                                Director of Holdings
Michael R. Young (2)  54        Director of Holdings
Larry Zine (3)        44        Director of Holdings
Eric A. Green         38        Director of Holdings

(1) Michael S. Erwin resigned as President, Chief Executive Officer and Director of MMH and Holdings in March 1999. Richard J. Niespodziani resigned as Vice President--Aftermarket Products of MMH in June 1999. K. Bruce Norridge resigned as Vice President--Europe & Africa of MMH in October 1999. J. Bradley Wiedmann resigned as Vice President--Human Resources of MMH in December 1999. Malcolm Lassman resigned as a director of Holdings on December 5, 1999.

(2) Member of the Compensation Committee. (3) Member of the Audit Committee.


Jack F. Stinnett--Jack Stinnett joined the Company as President, Chief Executive Officer and as a director of both Holdings and MMH in March 1999. He serves as Chairman of the Board of each of Holdings and MMH since February 2, 2000. Previously, he served as Vice President and General Manager of Engine Components World Wide for TRW, a global automotive parts business. Before that, Mr. Stinnett was employed by Babcock & Wilcox in various management and materials positions. Mr. Stinnett graduated from the United States Naval Academy with a Bachelor of Science degree in Marine Engineering and obtained as MBA from Lynchburg College/Tulane University.

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

Peter A. Kerrick--Peter Kerrick assumed his current position as Vice President--Engineered Equipment of the Company in 1995. Since joining the Company in 1978 as a Design & Project Engineer, Mr. Kerrick has held numerous positions with the Company, primarily in the sales capacity. Mr. Kerrick obtained a Bachelor of Science degree in Mechanical Engineering from Purdue University.

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

Michael J. Maddock--Michael Maddock has been Vice President--Pacific Rim & Middle East of the Company since September 1997. Mr. Maddock's responsibilities were expanded to include Europe in March 1999. Previously, Mr. Maddock held a number of positions at Morris Ltd., including Director and General Manager, Hoist Division, and Managing Director, Standard Products Division. He joined Morris Ltd. in 1989. Mr. Maddock received his M.I. in Mechanical Engineering from the Institute of Mechanical Engineers, a Bachelor of Science in Metallurgy from the University of Surrey, a Higher National Diploma in Mechanical Engineering and a Higher National Certificate in Production Engineering. He received his Membership from the Institute of Mechanical Engineers.

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

Ross C. Smith--Ross Smith assumed his current position as Vice President--Standard Cranes and Components in March 1999. Mr. Smith joined the Company in July 1998 as the Vice President of Business Development and Strategic Planning. Previously, Mr. Smith held a position in strategic planning and market development at Siebe plc., a global supplier of intelligent automation, controls and industrial equipment since 1989. Mr. Smith received his B.A. from Northwestern University and an M.B.A. from the Owen School at Vanderbilt University.

Randall G. Burlison--Randy Burlison assumed his current position as Vice President--Product Support in 1999. Since joining the Company in 1978, Mr. Burlison has held a variety of positions including General Manager, Crane Division, and Operations Manager, Oak Creek. Mr. Burlison received his Bachelor of Science degree in Industrial Engineering from the University of Illinois.

Todd R. Berman--Todd Berman has been a director of Holdings and a director of the Company since March 30, 1998. Mr. Berman is the founder and President of Chartwell Investments Inc. He served as Chairman of the Board of Griffith Consumers Company, one of the nation's largest independent distributors of heating oil and other petroleum products, from December 1994 until February 1999; as Chairman of Carl King, Inc., the leading operator of gas stations and convenience stores in the Delmarva peninsula (Delaware, Maryland, Virginia), from December 1994 until February 1999; and as a director of Petro Stopping Centers, L.P., a leading operator of large, full-service truck stops, from January 1997 until July 1999. Mr. Berman has been with Chartwell Investments Inc. or its predecessor since 1992. He received his A.B. from Brown University and an M.B.A. from Columbia University Graduate School of Business.

Jay R. Bloom--Jay Bloom has been a director of Holdings since March 30, 1998. Mr. Bloom is a Managing Director and co-head of High Yield Investment Banking, Sales, Trading and Research at CIBC World Markets. In addition, he is the co-head of CIBC High Yield Merchant Banking Funds. At CIBC World Markets, he has been responsible for overall portfolio strategy, numerous high yield financings and investments in numerous companies through the merchant banking funds. Prior to joining CIBC World Markets in 1995, Mr. Bloom was a founder and managing director of The Argosy Group L.P. Before Argosy, Mr. Bloom was a managing director in the Mergers and Acquisitions Group of Drexel Burnham Lambert Incorporated. Mr. Bloom serves on the board of directors of GT Crossing Limited, Global Telesystems Limited, Heating Oil Partners, L.P., Consolidated Advisers Limited, L.L.C., and Riverside Millwork Company, Inc. and is on the Board of Advisors of Oak Hill Securities Fund, L.P. Mr. Bloom received his B.S. and M.B.A. degrees from Cornell University, graduating summa cum laude, and his Juris Doctorate from Columbia University School of Law.

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

Michael S. Shein--Michael Shein has been a director and Vice-President of Holdings and a director of the Company since March 30, 1998. Mr. Shein is a Managing Director and co-founder of Chartwell Investments Inc. and has been with Chartwell Investments Inc. or its predecessor since 1992. Mr. Shein served as a director of Griffith Consumers Company, one of the nation's largest independent distributors of heating oil and other petroleum products, from December 1994 until February 1999; a director of Carl King, Inc., the leading operator of gas stations and convenience stores in the Delmarva peninsula (Delaware, Maryland, Virginia), from December 1994 until February 1999; and a director of Petro Stopping Centers, L.P., a leading operator of large, full-service truck stops, from January 1997 until July 1999. Mr. Shein received a B.S. summa cum laude from The Wharton School at the University of Pennsylvania.

Michael R. Young--Michael Young has served as a director of Holdings since March 30, 1998. Mr. Young has served as the Chairman, Chief Executive Officer and President of Bristol Compressors from 1983 to 1987 and since 1996. Mr. Young was the Chairman and Chief Executive Officer of Evcon Industries from 1991 to 1995 and was integrally involved in selling the company to York International. Mr. Young was the President and Chief Operating Officer of York International from 1988 to 1989. He is currently a director of York International. From 1976 to 1983, Mr. Young was Director of Product Development for Rockwell International's Automotive Operations and prior to that was Chief Engineer of Eaton Corporation's Engineering & Research Center. Mr. Young received B.S., M.S. and Doctorate degrees from the University of Detroit.

Larry Zine--Larry Zine has served as a director of Holdings since March 30, 1998. Mr. Zine is Chief Financial Officer and Executive Vice President of Blockbuster and was the Executive Vice President and Chief Financial Officer of Petro Stopping Centers, L.P., a leading operator of large full-service truck stops, from September 1996 until 1999. Prior to that, Mr. Zine served as the Executive Vice President and Chief Financial Officer for The Circle K Corporation, the second largest chain of convenience stores in the United States, from 1988 to 1996. Mr. Zine was educated at the University of North Dakota and holds an M.S. degree in accounting and a B.S.B.A. in marketing.

Eric A. Green--Eric Green has served as a director of Holdings since August 21, 1999. Mr. Green is a partner in Chase Capital Partners and is a director of Interdent. Before joining Chase Capital, Mr. Green was a Managing Director in the Merchant Banking Group at Banque Paribas. Mr. Green also was employed by GE Capital and the General Electric Company. Mr. Green received a Bachelor of Administration from Wabash College and an M.B.A. from New York University.

Director Compensation

Holdings pays directors fees to certain of its directors. Larry Zine and Michael Young each receive $3,000 per meeting. In addition, the Company has committed to grant 50 options to purchase shares of Holdings Series A Senior Preferred Stock at an exercise price of $1,000. Holdings and MMH reimburse all of their directors for reasonable out-of-pocket expenses incurred in connection with attending Board meetings.

Item 11.  Executive Compensation

                                                      Summary Compensation Table

The following table presents information concerning compensation paid for services to the individuals who served as Chief Executive Officer of the Company during fiscal year 1999, the four other most highly paid executive officers employed by the Company at the end of fiscal year 1999, and two individuals who would have been among the four most highly paid executive officers if they had been employed by the Company at the end of the fiscal year 1999, for each of the fiscal years ended October 31, 1999 and 1998, respectively (collectively, the "Named Executive Officers").

                                                                    Annual Compensation
                                                           -------------------------------------
                                                                                    Other                                   All
                                                                                    Annual                    LTIP         Other
Name and                                                   Salary      Bonus        Compensation   Bonus     Payouts    Compensation
Principal Position                                          ($)         ($)            ($)        ($) (a)    ($) (b)       ($) (c)
                                                          ------------- ------------ ----------- --------- -----------   -----------

Jack F. Stinnet                                   1999     265,389     100,000          4,800        --          --         5,787(d)
  President and Chief Executive
Officer                                           1998         N/A         N/A           N/A         N/A         N/A         N/A

Michael S. Erwin                                  1999      68,991        --             --          --          --       312,012(d)
  Former President and Chief
Executive Officer                                 1998     176,670      11,484           --        17,736       7,010     384,789(d)

Edward J. Doolan                                  1999     140,040       7,352           --          --          --        12,341(d)
  Vice President - Distribution
& Service                                         1998     114,040      24,376              0       7,323       2,659     134,087(d)

Michael J. Maddock                                1999     133,485        --       20,483 (e)        --          --        99,842(f)
  Vice President - Europe
Pacific Rim & Middle East                         1998     133,485           0     19,465 (e)           0           0     219,388(f)

David D.Smith                                     1999     144,000      14,493           --          --          --         6,959(d)
  Vice President and Chief
Financial Officer                                 1998     115,830       4,517           --        11,216       4,386     129,594(d)

Randall G. Burlison                               1999     109,020       6,271           --          --          --        12,923(d)
 Vice President - Product
     Support                                      1998     108,220      15,367           --        12,512        --        10,556(d)

Richard J. Niespodziani                           1999      78,750        --             --          --          --       194,473(d)
 Former Vice President -
Aftermarket                                       1998     112,005      23,941           --        16,991       2,210     134,631(d)

K. Bruce Norridge                                 1999     125,342        --       50,342 (e)        --          --       356,582(f)
   Former Vice President -
Europe                                            1998     130,350        --       75,926 (e)        --          --       219,388(f)


(a) Represents the cash portion of the bonus earned in 1998 that resulted from bonuses that were "banked" in prior years under the HII EVA Bonus Program, for which Messrs. Erwin, Doolan, Smith, Burlison and Niespodziani were eligible until the Recapitalization Closing.
(b) Represents HII common stock purchased through conversion of each executive's banked bonus at a 25% discount on the purchase price of $46.04 in accordance with the provisions of the HII Executive Incentive Plan. Mr. Erwin and Mr. Niespodziani had elected to defer 25% and 10% of their respective prior year cash bonuses into HII common stock under the HII Executive Incentive Plan in which Messrs. Erwin, Doolan, Smith, Burlison and Niespodziani participated until the Recapitalization Closing.

     (c) Fiscal year 1998 includes divestiture bonuses of $375,000, $125,000, $125,000, $125,000, $125,000 and $125,000 for Messrs. Erwin, Doolan,
          Smith, Maddock, Niespodziani, and Norridge, respectively. See "--Divestiture Bonus Agreements." Fiscal year 1999 includes lump sum payments of $300,000, $178,500, and $256,740, respectively, to Messrs. Erwin, Niespodziani and Norridge pursuant to severance agreements entered into with the Company.

     (d) Includes $689, $445, $477, $425 and $437 paid to Messrs. Erwin, Doolan, Smith, Burlison and Niespodziani, respectively, under the HII profit sharing plan, in which they participated until the Recapitalization Closing, and the profit sharing component of the Company's Retirement Plan (as defined herein), which was adopted on April 1, 1998, and which permits the employee to elect to receive half of the payment in cash, rather than as a contribution to the Retirement Plan. No amounts were earned in fiscal year 1999 under the profit sharing component of the Company's Retirement Plan. Also includes employer matching, transition and age-based contributions of $7,200, $7,643, 3,501, $10,131 and $8,549 for Messrs. Erwin, Doolan,
          Smith, Burlison and Niespodziani, respectively, for fiscal year 1998 and the following amounts paid by HII and the Company during fiscal 1998 for group term life insurance premiums for the benefit of the executives: Mr. Erwin, $1,900; Mr. Doolan, $999; Mr. Smith, $616; Mr. Burlison, $2,367; and Mr. Niespodziani, $1,082. Fiscal year 1999 amounts include employer matching, transition and age-based contributions of $4,800, $11,315, $12,000, $6,600, $11,975 and $8,664
          for Messrs. Stinnett, Erwin, Doolan, Smith, Burlison and Niespodziani, respectively, and the following amounts paid by the Company for group term life insurance premiums for the benefit of the executives: Mr. Stinnett, $987; Mr. Erwin, $697; Mr. Doolan, $341; Mr. Smith, $359; Mr. Burlison, $857; and Mr. Niespodziani, $388.

     (e) Fiscal year 1998 includes $14,641 and $14,469 in car allowance for Mr. Norridge and Mr. Maddock, respectively, as well as $56,549 for an expatriate allowance paid to Mr. Norridge by the Company pursuant to the terms of his employment agreement. Fiscal year 1999 includes $18,480 and $20,483 in car allowance for Mr. Norridge and Mr. Maddock, respectively, as well as $50,342 in expatriate allowance for Mr.
          Norridge. Also includes taxable benefits such as private health insurance, fuel allowance and telephone allowance.

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

                                       Years of Service
              ------------------------------------------------------------------
Remuneration       5          10         15         20        25         30
------------  --------     --------  --------   --------   ---------   ---------
$140,000       $ 10,500   $ 21,000   $ 31,500   $ 42,000   $ 52,500   $ 63,000
 180,000         13,500     27,000     40,500     54,000     67,500     81,000
 220,000         16,500     33,000     49,500     66,000     82,500     99,000
 260,000         19,500     39,000     58,500     78,000     97,500    117,000
 300,000         22,500     45,000     67,500     90,000    112,500    135,000
 340,000         25,500     51,000     76,500    102,000    127,500    153,000
 380,000         28,500     57,000     85,500    114,000    142,500    171,000

Remuneration covered by the plan includes the following amounts reported in the 1998 Summary Compensation Table: salary and bonus (including the cash value of bonuses foregone for stock under the HII Executive Incentive Plan). "Banked" bonuses are not included.

The years of service  credited  for each of the Named  Executive  Officers  are:
Michael Erwin 26 years, Edward Doolan 20 years, David Smith 11 years, Randall Burlison 21 years and Richard Niespodziani 24 years.

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

Executive officers of the Company located in the United Kingdom were eligible to participate in an executive section of the Harnischfeger Industries Pension Scheme specific to the Company (the "UK Scheme"), which provides defined benefits. Pension income in the UK Scheme at normal retirement age is based on the employee's years of service and his last twelve months' taxable earnings (excluding certain benefits in kind and fluctuating payments), or on an average of those taxable earnings over the last 24 months, if greater. There is no offset for United Kingdom social security benefits. In April 1999, the defined benefit pension scheme was separated from the Harnischfeger Industries Pension Scheme into the Morris Material Handling Pension Plan.

In addition to United Kingdom social security benefits to which such a person may be entitled, the following table illustrates the amount of annual pension benefits (in pounds sterling) payable from the UK Scheme to an individual with the indicated earnings and years of service at the individual's normal retirement age of 65.


                                                                 Years of Service
                       --------------------------------------------------------------------------------------------------
Remuneration               10              15               20               25                 30                35
------------           ----------    -------------    -------------     ------------      -------------      ------------

(pound)50,000           16,667           25,000           33,333           33,333           33,333           33,333
       75,000           25,000           37,500           50,000           50,000           50,000           50,000
      100,000           33,333           50,000           66,667           66,667           66,667           66,667
      125,000           41,667           62,500           83,333           83,333           83,333           83,333
      150,000           50,000           75,000          100,000          100,000          100,000          100,000

Mr. Maddock and Mr. Norridge continue to be members of the UK Scheme. At October 31, 1999, Mr. Maddock had 10.75 years of service and Mr. Norridge had 4.34 years of service for purposes of this plan. Because Mr. Norridge joined the plan after June 1, 1989, as a matter of United Kingdom law, his benefits after 20 or more years of service would be capped at (pound)56,000. Mr. Norridge's service period remains fixed at the date of termination.

Divestiture Bonus Agreements

In October 1998, Michael S. Erwin, Edward J. Doolan, David D. Smith, Michael J. Maddock, Richard J. Niespodziani, and K. Bruce Norridge were each paid a divestiture bonus of $375,000, $125,000, $125,000, $125,000, $125,000 and
$125,000, respectively. These amounts were paid under agreements with HarnCo which provided for bonuses to be paid to certain employees in the event of a purchase by a third party not affiliated with HarnCo of substantially all of the assets and liabilities of the MHE Business. Under these agreements, each employee had agreed to release HarnCo and its affiliates from certain claims and agreed not to voluntarily terminate his employment with the MHE Business within the first six months following any such divestiture unless there was a substantial change in the employee's duties, functions and responsibilities or the employee was required to perform the principal portion of his duties outside his current locale.

Arrangements After Consummation of the Transactions

Employee Retirement Savings Plan

Effective April 1, 1998, the Company established a retirement savings plan under
Section 401(k) of the Internal Revenue Code (the "Retirement Plan"). The Retirement Plan covers all non-bargaining unit employees in the United States from their first day of service. Employees can contribute from 1% to 10% of their eligible pre-tax pay. The company matches 100% of the first 3% and 50% of the next 2% of each employee's contribution to the Retirement Plan ("matching contributions"). Once an employee turns 35, the Company contributes an additional percentage of the employee's pay based on his/her age ("age-based contributions"). In addition, the Company makes a special contribution for long-service and older employees who were participants in the former HII pension plan in order to make up for future years of nonparticipation in that plan. If an employee's age plus years of service add up to 65 or more, the Company contributes an additional percentage of the employee's pay to the Retirement Plan ("transition contributions"). All contributions are 100% vested upon contribution. An employee must be active on December 31 of the plan year in order to qualify for annual Company contributions. During fiscal year 1998, the Company contributed $7,200, $7,643, $3,501, $10,131 and $8,549 in matching, transition and age-based contributions to the Retirement Plan for Messrs. Erwin, Doolan, Smith, Burlison and Niespodziani, respectively. Fiscal year 1999 amounts include employer matching, transition and age-based contributions of $4,800, $11,315, $12,000, $6,600, $11,975 and $8,664 for Messrs. Stinnett, Erwin,
Doolan, Smith, Burlison and Niespodziani, respectively.

Profit Sharing Plan

The Company has continued the HII profit sharing plan as a component of its Retirement Plan. The profit sharing plan covers substantially all domestic employees, except those covered by collective bargaining agreements and employees of affiliates with separate defined contribution plans. During fiscal 1998, contributions to this plan were based on the Company's "economic value added" performance. Effective November 1, 1998, contributions are based on earnings of the Company before interest and taxes. Employees have the option to receive half of the payment in cash rather than in the form of a contribution to the Retirement Plan. Messrs. Erwin, Doolan, Smith, Burlison and Niespodziani received cash payments of $689, $445, $477, $425 and $437, respectively, under the profit sharing plan in fiscal 1998. No amounts were earned in fiscal year 1999 under the profit sharing component of the Company's Retirement Plan.

Employment Agreements and Severance Arrangements

On March 30, 1998, the Company entered into employment agreements with certain senior managers of the Company. The agreements with Messrs. Erwin, Doolan,
Smith, and Niespodziani provided for their employment in their current capacities at that time for three years, and for additional one year periods thereafter unless canceled by either party on 60 days notice prior to such renewal date. They provided Messrs. Erwin, Doolan, Smith, and Niespodziani a base salary (subject to annual review by the Board of Directors) of $180,000, $111,540, $111,300 and $109,800, respectively, and an annual performance-based bonus plan (based on Economic Value Added for 1998 and on EBITDA for years thereafter), the terms of which are to be agreed upon by the Compensation Committee of the Board of Directors and the Company's Chief Executive Officer. The agreements also provide for the indemnification of the executives, and include non-competition and confidentiality provisions. If the executive resigns for Good Reason (as defined therein, which definition includes a material reduction of the executive's duties or substantial change in work conditions, a material decrease in compensation or benefits, and changes in control of the Company), the executive is entitled to continuance of his then current base salary for 12 months, continuation of health and life insurance benefits for 24 months, a pro-rated bonus, the continuation of other perquisites for six months and payment, if requested, for all equity in Holdings or the Company held by the executive or his family. If the executive is terminated by the Company without Cause (as defined therein, which definition includes the willful failure of the executive to substantially perform his duties, and the commission of a fraud on the Company, if not cured within 30 days' written notice thereof), he is entitled to a lump sum payment equal to his then current annual base salary plus a lump sum payment equal to the base salary which would otherwise have been payable for the balance of the fiscal year in which termination occurs, and the same benefits as if he resigned for Good Reason.

The Company also entered into new employment agreements with Messrs. Norridge and Maddock on March 30, 1998. These agreements generally continue in effect until the death of the executive, the executive's reaching normal retirement age, termination by the Company for Cause (as defined therein, which definition includes the executive being absent from work through sickness or disability for more than six months in any 12 month period, and the executive neglecting to perform his duties in a material way), termination by the executive for Good Reason (as defined therein, which definition includes the failure by the Company to pay the compensation and benefits required by the agreement and a material diminishment in the duties of the executive), or until terminated by either party upon 12 months notice. Messrs. Maddock and Norridge are entitled to (pound)80,900 and (pound)79,000 base salary, respectively, subject to review annually, a bonus calculated and paid in accordance with the provisions of the management bonus scheme, an additional payment of (pound)56,250 for each of 1998 and 1999, pension benefits at least equal in value to the benefits the executive would have been entitled to under the previous benefit plan in which such executive participated, and various other benefits. The executive may terminate the agreement at any time for Good Reason, in which case the executive is entitled to receive his annual base salary immediately prior to termination for an additional 12 months and a lump sum of (pound)56,250 multiplied by two minus the number of times the executive received this additional payment. The executive is also entitled to continue participating in the medical, dental and life insurance plans for one year or until he receives equivalent benefits from a new employer.

The Company entered into an employment agreement with Mr. Stinnett on January 27, 1999. The agreement with Mr. Stinnett provides for his employment in his current capacity for three years, and for additional one-year periods thereafter unless canceled by either party on 60 days notice prior to such renewal date. It provides Mr. Stinnett a base salary (subject to annual review by the Board of Directors) of $400,000 and an annual performance-based bonus plan (based on EBITDA), the terms of which are to be agreed upon by the Board of Directors and Mr. Stinnett. The agreement also provide for the indemnification of Mr. Stinnett, and includes non-competition and confidentiality provisions. If Mr. Stinnett resigns for Good Reason (as defined therein, which definition includes a material reduction of his duties or substantial change in work conditions, a material decrease in compensation or benefits, and changes in control of the Company), he is entitled to continuance of his then current base salary for 12 months, continuation of health and life insurance benefits for 24 months, a pro-rated bonus, the continuation of other perquisites for six months and payment, if requested, for all equity in Holdings or the Company held by Mr. Stinnett or his family. If Mr. Stinnett is terminated by the Company without Cause (as defined therein, which definition includes the willful failure of the executive to substantially perform his duties, and the commission of a fraud on the Company, if not cured within 30 days' written notice thereof), he is entitled to a lump sum payment equal to 1.5 times his then current annual base salary and the same benefits as if he resigned for Good Reason.

On March 16, 1999, the Company entered into a severance agreement with Mr. Erwin. The terms of Mr. Erwin's severance agreement provided for a lump sum severance amount of $300,000, which represented his base salary for 12 months plus the amount of his base salary that remained unpaid for fiscal 1999 as of the date of termination. The Company re-purchased 20% of Mr. Erwin's equity interest in Niles L.L.C., a Delaware limited liability company which indirectly owns 29.3% of the Holdings Voting Common Stock and 37.6% of the Holdings Series C Junior Voting Preferred Stock. Mr. Stinnett purchased the remaining 80% of Mr. Erwin's equity interest in Niles L.L.C. See "Certain Relationships and Related Transactions--Loans to Management." Mr. Erwin also received reimbursement of unpaid customary and reasonable business expenses, continuation of health and life insurance benefits at the Company's expense for 24 months from the date of termination, continuation of all other perquisites for six months, and reasonable outplacement assistance for six months following the date of termination in an amount not to exceed $5,000. In addition, the severance agreement provides for the indemnification of Mr. Erwin, and includes confidentiality and non-competition provisions.

 On June 3, 1999, the Company entered into a severance agreement with Mr. Niespodziani. The terms of Mr. Niespodziani's severance agreement provided for a lump sum severance amount of $178,500, which represented his base salary for 12 months plus the amount of his base salary that remained unpaid for fiscal 1999 as of the date of termination. Mr. Niespodziani also received reimbursement of unpaid customary and reasonable business expenses, continuation of health and life insurance benefits at the Company's expense for 24 months from the date of termination, continuation of all other perquisites for six months, and reasonable outplacement assistance for six months following the date of termination in an amount not to exceed $5,000. In addition, the agreement provides for the indemnification of Mr. Niespodziani and includes confidentiality and non-competition provisions.

On September 22, 1999, the Company entered into a compromise agreement with Mr. Norridge. The terms of Mr. Norridge's compromise agreement provided for a termination payment of (pound)144,000, payment of any outstanding salary accrued through the date of termination and payment of the agreed bonus amount of

(pound)56,250 together with (pound)4,260 interest on such bonus. Mr. Norridge also received continuation of medical insurance and life insurance at the Company's expense for him and his spouse for a period of twelve months, continued eligibility for certain pension plan benefits, and reimbursement for legal fees relating to the termination and outplacement assistance in an amount not to exceed (pound)5,000.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of January 31, 2000, the number and percentage of outstanding shares of voting stock and nonvoting common stock of Holdings beneficially owned by: (i) each executive officer of Holdings and MMH and each director of Holdings and MMH; (ii) all directors of Holdings and MMH and all executive officers of Holdings and MMH as a group; and (iii) each person known by Holdings to own beneficially more than five percent of Holdings voting stock, respectively. Holdings believes that each individual or entity named has sole investment and voting power with respect to shares of voting stock of Holdings indicated as beneficially owned by them, except as otherwise noted.

                                                   Nonvoting       Percent      Voting        Percent       Series C       Percent
Name and Address of Beneficial Owner               Common Stock    Of Class     Common Stock  Of Class   Preferred Stock  of Class
5% Owners:

Chartwell L.P. (a)                                       3,630          83.4%      7,907        77.8%         34,633          100.0%
    c/o KPMG
    Genesis Building
    448 GT
    Grand Cayman
    Cayman Islands

Harnischfeger Corporation                                 --          --           2,261        22.2%              --             --
    3600 South Lake Drive
    St. Francis, Wisconsin 53235

Named Executive Officers and
Directors:
Todd R. Berman (b)                                       3,630          83.4%      7,907        77.8%         34,633          100.0%
Michael S. Shein (b)                                     3,630          83.4%      7,907        77.8%         34,633          100.0%
Jack F. Stinnett (c) (d)                                  --          --            --            --               --           --
Michael S. Erwin (c)                                      --          --            --            --               --           --
David D. Smith (c) (d)                                    --          --            --            --               --           --
Peter A. Kerrick (c)                                      --          --            --            --               --           --
Richard Niespodziani (c)                                  --          --            --            --               --           --
Edward J. Doolan (c)                                      --          --            --            --               --           --
K. Bruce Norridge (c)                                     --          --            --            --               --           --
Michael J. Maddock (c) (d)                                --          --            --            --               --           --
Martin L. Ditkof (c)                                      --          --            --            --               --           --
Jay R. Bloom (a)                                          --          --            --            --               --           --
Robert W. Hale                                            --          --            --            --               --           --
Michael R. Young                                          --          --            --            --               --           --
Larry Zine                                                --          --            --            --               --           --
Eric Green (a)                                            --          --            --            --               --           --
All  directors and officers as a group                   3,630          83.4%      7,907        77.8%         34,633          100.0%
(14 persons)

     (a) Chartwell L.P., a Cayman Islands limited partnership, is the managing member of Frasier L.L.C., a Delaware limited liability company, and of Niles L.L.C., a Delaware limited liability company, which own 62.4% and 37.6%, respectively, of the shares of common stock of MHE Investments, a Delaware corporation. MHE Investments, in turn, owns 77.8% of the shares of Holdings Voting Common Stock and 100.0% of the Holdings Series C Junior Voting Preferred Stock. Chartwell L.P. is also the managing member of Martin Crane L.L.C., a Delaware limited liability company, which owns 83.4% of the shares of Holdings Nonvoting Common Stock. The general partner of Chartwell L.P. is Chartwell G.P. Corp., a Cayman Islands company. Chartwell G.P. Corp. may be deemed to beneficially own all of the shares of Holdings beneficially owned by Chartwell L.P. Mr. Donald Gales owns all of the issued and outstanding capital stock of Chartwell G.P. Corp. and, consequently, may be deemed to beneficially own all of the shares of Holdings beneficially owned by Chartwell G.P. Corp. However, Holdings has been advised by each of Chartwell L.P., Chartwell G.P. Corp. and Mr. Gales that each disclaims beneficial ownership of such Holdings shares. Todd R. Berman, who is Chairman of the Board of Holdings and MMH, is a limited partner of Chartwell L.P. Michael S. Shein, who serves as a director and Vice President of Holdings and as a director of MMH, is also a limited partner of Chartwell L.P. Mr. Berman and Mr. Shein are the managers of Frasier L.L.C., Niles L.L.C. and Martin Crane L.L.C. Concurrent with the Recapitalization Closing, an affiliate of CIBC World Markets Corp., the initial purchaser in the offering of Series A Units, acquired an approximately 25.0% interest in each of Frasier L.L.C. and Niles L.L.C. An affiliate of CIBC World Markets Corp. also acquired an approximately 25.0% interest in Martin Crane L.L.C. Accordingly, CIBC World Markets Corp. holds an indirect equity interest in 19.4% of the shares of Holdings Voting Common Stock and in 20.9% of the shares of Holdings Nonvoting Common Stock, but does not have any beneficial ownership in such shares. Jay R. Bloom, who is a director of Holdings, is a Managing Director of CIBC World Markets Corp. Concurrent with the Recapitalization Closing, an affiliate of Chase Capital Partners acquired an approximately 21.7% interest in Niles L.L.C. An affiliate of Chase Capital Partners also acquired an approximately 8.1% interest in Martin Crane. Accordingly, Chase Capital Partners holds an indirect equity interest in 6.3% of the shares of Holdings Voting Common Stock and in 6.8% of the shares of Holdings Nonvoting Common Stock, but does not have any beneficial ownership in such shares. Eric Green, who is a director of Holdings, is a Partner of Chase Capital Partners.

     (b) Chartwell L.P., a Cayman Islands limited partnership, is the managing member of Frasier L.L.C., a Delaware limited liability company, and of Niles L.L.C., a Delaware limited liability company, which together own 100.0% of the shares of common stock of MHE Investments, a Delaware corporation. MHE Investments, in turn, owns 77.8% of the shares of Holdings Voting Common Stock and 100.0% of the Holdings Series C Junior Voting Preferred Stock. Chartwell L.P. is also the managing member of Martin Crane L.L.C., a Delaware limited liability company, which owns 83.4% of the shares of Holdings Nonvoting Common Stock. Todd R. Berman, who is Chairman of the Board of Holdings and MMH, is a limited partner of Chartwell L.P. Michael S. Shein, who serves as a director and Vice President of Holdings and as a director of MMH, is also a limited partner of Chartwell L.P. Mr. Berman and Mr. Shein are the managers of Frasier L.L.C., Niles L.L.C. and Martin Crane L.L.C. The address of each of Mr. Berman and Mr. Shein is c/o Chartwell Investments Inc., 717 Fifth Avenue, 23rd Floor, New York, New York 10022.

     (c) Members of the Company's senior management own $850,000 of equity interests of Niles L.L.C., constituting 4.2% of the total equity interest in Niles L.L.C. Accordingly, members of the Company's senior management collectively hold an indirect equity interest in 1.2% of the shares of Holdings Voting Common Stock, but do not have any beneficial ownership interests in such shares.

     (d) Certain members of the Company's senior management own $46,759 of equity interests of Martin Crane L.L.C., constituting 0.93% of the total equity interest in Martin Crane L.L.C. Accordingly, certain members of the Company's senior management collectively hold an indirect equity interest in 0.78% of the shares of Holdings Nonvoting Common Stock, but do not have any beneficial ownership interests in such shares.

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

In addition, computer hardware, software licenses and other technology necessary to operate the Company were owned and/or held by HII and/or HarnCo and were used by HarnCo. Virtually all information systems necessary to the United States operations of the Company were shared with HarnCo. Furthermore, the Company (including all of its foreign operations) was insured pursuant to HII's insurance program until March 30, 1998. Effective April 1, 1998, the Company obtained its own insurance coverage, with the exception of medical, dental, life and long-term disability insurance, which the Company obtained effective January 1, 1999. The Company had a number of other arrangements with HII, HarnCo and/or their affiliates, including tax allocation agreements and inter-company notes, all of which terminated upon consummation of the Transactions.

Throughout fiscal 1999 and 1998, the Company also sold certain products and services to Paper and Mining at negotiated rates and performed certain administrative functions for HarnCo in Mexico. Sales to Mining and Paper amounted to $1.0 million and $3.2 million during fiscal 1999 and 1998, respectively. In addition, Mining and Paper provided certain products and services to the Company which management estimates amounted to approximately $14.1 million and $12.4 million in fiscal 1999 and 1998, respectively. HarnCo manufactured electric motors, fabricated larger steel girders and did machining on certain cranes for the Company at cost or at cost plus a percentage. Mining and Paper also acted as motor rewind subcontractors for the Company. It is contemplated that these transactions, none of which individually or in the aggregate are significant to the Company, will continue in the future.

Prior to March 30, 1998, in a number of instances, HII, HarnCo and/or the Non-MHE HarnCo Affiliates provided contracting credit support in connection with the Company's business. Certain customers for large crane supply contracts require the supplier to provide contracting credit support and/or parent guarantees of performance. This credit support included HarnCo and the Non-MHE HarnCo Affiliates: (i) providing working capital; (ii) guaranteeing financial and performance obligations with respect to customer and supply contracts and relationships; (iii) providing collateral and credit support with respect to letters of credit, surety bonds or other arrangements of the MHE Business; and
(iv) otherwise being directly and contingently liable for the MHE Business's obligations (collectively, the "Credit Support Obligations"). In addition, HII and/or HarnCo guaranteed Company debt and the Company's performance under certain real estate, vehicle and equipment leases. At October 31, 1999, there was approximately $27.7 million outstanding under the letters of credit and bonds provided by HarnCo and Non-MHE HarnCo Affiliates. At October 31, 1999, HarnCo continues to be shown as the guarantor on the Birmingham, Alabama facility lease with the Industrial Revenue Board of Birmingham.

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

Trademark License Agreement

On March 30, 1998, the Company entered into the Trademark Licensing Agreement with Harnischfeger Technologies, Inc. ("HTI"), a subsidiary of HarnCo, pursuant to which the Company was granted a sole and exclusive worldwide license to use the "P&H" trade name, trademark and service mark on or in connection with the MHE Business. The term of the license for original equipment is 15 years after the earlier to occur of (i) the sale of Holdings to an unaffiliated third party or (ii) the consummation of a public offering of the common stock of Holdings, the Company or their parents or successors. The term of the license for aftermarket parts and services is for an additional seven years. The license agreement provides for a royalty payment to HTI during the ten year period which commenced March 30, 1999 equal to 0.75% of the total net sales of the MHE
Business. There will be no royalty fee for the remainder of the term. The Company accrued $1,353,000 of expenses for royalty fees in the period from March 30, 1999 to October 31, 1999. The Company has elected to defer the payment of the royalty for the period ended October 31, 1999, which would otherwise be payable on January 30, 2000 pursuant to the terms of Trademark License Agreement. The Trademark License Agreement provides that the annual royalty fee may be deferred for up to two years if the Company does not meet certain financial criteria. The Company can only defer up to two payments during the term of the agreement. In addition, interest accrues at 12% per year on the deferred fee payments.

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

Transition Services Agreement

On March 30, 1998, the Company entered into a Transition Services Agreement with HarnCo pursuant to which HarnCo and/or its affiliates provide the Company and the Company's subsidiaries located in the United States certain specified transition services for a set monthly price per service, plus cost sharing in certain instances, for periods ranging up to three years. These services had been provided historically, and for all of fiscal 1998, but were not covered by a written agreement until the date of the Transactions. These services include financial support (including payroll, accounts payable and some accounting), MIS support (including mainframe applications, PC support, engineering applications, maintenance, shared products and telephone system support), human resources support (including assistance in union negotiations, processing support for workers' compensation claims, screening and hiring of hourly employees and benefits administration), shared space, warehouse services for repair parts at one of HarnCo's facilities until July 1998, order processing, office space and lobby services at HarnCo's offices, employee communications, use of corporate aircraft owned by HarnCo or its affiliates, and all traffic functions and transportation of materials between Milwaukee area operations until May 1998. The Company was charged $2.1 million and $5.0 million for such services during fiscal 1999 and 1998, respectively, and estimates it will be charged $0.3 million in fiscal 2000. The charge will continue to decrease as certain of the services provided by HarnCo become no longer necessary.

Health and Welfare Arrangements

Under the terms of the Recapitalization Agreement, the current United States employees of the Company continued to participate, from the Recapitalization Closing until December 31, 1998, in the medical, dental, life and long-term disability insurance benefit plans that were sponsored by HarnCo for the benefit of these employees as of the Recapitalization Closing. The Company paid HarnCo the cost of all benefits provided under these plans. Beginning on January 1, 1999, the Company sponsored its own medical, dental, life and long-term disability insurance benefit plans.

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

Credit Indemnification Agreement

On March 30, 1998,  HII and the Company  entered  into a Credit  Indemnification
Agreement pursuant to which HII will maintain in place the Credit Support Obligations in existence on March 30, 1998 but have no further duty to extend, renew or enter into any new Credit Support Obligations, other than with respect to the MHE Business obligations existing at the Recapitalization Closing. The Company has agreed to pay in advance an annual fee equal to 1% of the amounts outstanding under each letter of credit and bond provided by HarnCo and the Non-MHE HarnCo Affiliates (approximately $27.7 million as of October 31, 1999). MMH accrued a fee of $223,000 for calendar year 1999. The Company paid a pro-rated fee of $290,106 for calendar year 1998 at the Recapitalization Closing. HII refunds the Company on a quarterly basis a pro-rata portion of the annual fee for any reductions in the outstanding amount of credit that occurred during such quarter. In addition, the Company will pay HII the full amount of future fees and other expenses that may be paid by HII or its affiliates to third parties in connection with maintaining the Credit Support Obligations. The Credit Indemnification Agreement provides that the Company is to reimburse HII on demand for any payment made by HII or its affiliates under any of the Credit Support Obligations.

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

Tax Sharing Agreement

Holdings, its subsidiaries and MHE Investments have entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for, among other things, the allocation of federal, state and local tax liabilities between Holdings, its subsidiaries and MHE Investments. In general, under the Tax Sharing Agreement, Holdings and its subsidiaries are responsible for paying their allocable share of all income taxes shown to be due on the consolidated federal (and any comparable state or local) income tax return filed by MHE Investments.

Loans to Management

At the Recapitalization Closing, the Company made short-term loans in an aggregate principal amount of $900,000 to members of the Company's senior management to purchase equity interests in Niles L.L.C., an indirect minority shareholder of Holdings, in accordance with the terms of certain promissory notes, with proceeds from the Senior Notes and/or the New Credit Facility. The original principal amounts of the loans to Messrs. Erwin, Smith, Kerrick, Niespodiziani, Doolan, Maddock, Norridge and Ditkof were $250,000, $110,000, $70,000, $70,000, $100,000, $125,000, $125,000 and $50,000, respectively, and have been repaid in full. On June 30, 1999, the Company made a loan in the amount of $150,000 to Mr. Stinnett, who purchased 80% of Mr. Erwin's equity interest in Niles L.L.C. At October 31, 1999, the principal amount of the note outstanding for Mr. Stinnett was $150,000. Interest was charged on each of the notes at a rate per annum equal at all times to the Federal Short-Term Rate in effect from time to time, from the date of issuance until such note was repaid in full. The principal amount of the loan to Mr. Stinnett and the interest thereon will be payable in full in the event he ceases to be employed by the Company as a result of termination for Cause (as defined therein), or by reason of his death or resignation for other than Good Reason (as defined therein), or upon an Event of Default (as defined therein). As collateral for the note to Mr. Stinnett granted to the Company a security interest in the equity interests in Niles L.L.C. he acquired with the proceeds of the loans.

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

Chartwell Management Consulting Agreement

The Company has entered into a management consulting agreement with Chartwell Investments Inc. pursuant to which Chartwell Investments Inc. provides the Company with certain management, advisory and consulting services for a fee of $1.0 million for each fiscal year of the Company during the term of the agreement, plus reimbursement of expenses. The term of the management consulting agreement is 10 years commencing at the Recapitalization Closing and is renewable for additional one year periods unless the Board of Directors of the Company gives prior written notice of non-renewal to Chartwell Investments Inc. Mr. Berman and Mr. Shein are, respectively, Chairman of the Board and a director of each of Holdings and MMH and both are officers and directors of Chartwell Investments Inc. The Company paid Chartwell $1.0 million and $0.6 million plus expenses during fiscal 1999 and 1998, respectively.

New Credit Facility Participation

On August 2, 1999, the Company obtained an amendment to the New Credit Facility that cured past financial covenant violations and reset the financial covenants until April 2001. In connection with, and as a condition to, the New Credit Facility Amendment, Martin Crane L.L.C., a Delaware limited liability company, purchased a $5.0 million participation in the New Credit Facility and received certain non-voting equity interests in Holdings, consisting of 25% of the outstanding Holdings Common Stock.

Chartwell L.P., a Cayman Islands limited partnership, is the managing member of Martin Crane. Chartwell L.P. is the managing member of Frasier L.L.C. and Niles L.L.C., which collectively indirectly own 77.8% of the Holdings Voting Common

Stock and all of the Holdings Series C Junior Voting Preferred Stock. Todd R. Berman, who is Chairman of the Board of Holdings and MMH, is a limited partner of Chartwell L.P. Michael S. Shein, who serves as a director and Vice President of Holdings and as a director of MMH, is also a limited partner of Chartwell L.P. Mr. Berman and Mr. Shein are, respectively, Chairman of the Board and a director of each of Holdings and MMH and both are officers and directors of Chartwell Investments Inc. Mr. Berman and Mr. Shein are the managers of Martin Crane.

An affiliate of CIBC World Markets Corp. owns an approximately 25.0% interest in Martin Crane. Jay R. Bloom, who serves as a director of Holdings, is a Managing Director of CIBC World Markets Corp. An affiliate of Chase Capital Partners owns an approximately 8.1% interest in Martin Crane. Eric Green, a director of Holdings, is a Partner in Chase Capital Partners.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.   Financial Statements

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

          4.4(cc) Indenture, dated as of March 30, 1998, between Morris Material Handling, Inc. and United States Trust Company of New York, as Trustee, relating to Morris Material Handling, Inc.'s 9 1/2% Senior Notes due 2008.

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

          4.12(aa) Form of 12% Exchange Debenture Due 2009.

          4.13(dd) Amendment No.1 dated as of August 28, 1998 to the Credit Agreement, dated March 30, 1998, among MMH Holdings, Inc., Morris Material Handling, Inc., Material Handling, LLC, Morris Material Handling, Ltd., Mondel ULC, Kaverit Steel and Crane ULC and Canadian Imperial Bank of Commerce, as Administrative Agent, Credit Agricole Indosuez, as Syndication Agent, Bank Boston, N.A., as Documentation Agent, and the Lending Institutions listed therein.

          4.14(dd) Waiver dated as of March 2, 1999 by and among MMH Holdings, Inc., Morris Material Handling, Inc., Morris Material Handling, LLC, Morris Material Handling, Ltd., Mondel ULC, Kaverit Steel and Crane ULC, the lending institutions listed on the signature pages thereto, Credit Agricole Indosuez, BankBoston, N.A. and Canadian Imperial Bank of Commerce.

          4.15(dd) Waiver No. 2 dated as of June 14, 1999 by and among MMH Holdings, Inc., its subsidiaries named on the signature pages thereto, and the Agents and lending institutions named on the signature pages.

          4.16* Waiver No. 3 dated as of June 30, 1999 among MMH Holdings, Inc., its subsidiaries named on the signature pages thereto, and the Agents and lending institutions named on the signature pages thereto.

          4.17(ee) Amendment No. 2 dated as of August 2, 1999 to the Credit Agreement dated as of March 30, 1998 among (i) MMH Holdings, Inc., (ii) Morris Material Handling, Inc., (iii) Morris Material Handling, LLC, (iv) Morris Material Handling Equipment Limited, (v) Mondel ULC, (vi) Kaverit Steel and Crane ULC, (vii) the Banks referred to therein, (viii) the New York branch of Credit Agricole Indosuez, as syndication agent, (ix) BankBoston, N.A., as documentation agent and (x) Canadian Imperial Bank of Commerce, as administrative agent and collateral agent.

          4.18(ee) Subordination and Participation Agreement dated as of August 2, 1999 among (i) Canadian Imperial Bank of Commerce; (ii) the Selling Banks listed therein; (iii) Martin Crane L.L.C.; (iv) MMH Holdings, Inc.;
     (v) Morris Material Handling,  Inc. and Morris Material Handling,  LLC; and
     (vi) the Subsidiaries listed therein.

          4.19* Amendment No. 3 and Waiver dated as of January 31, 2000 to the Credit Agreement dated as of March 30, 1998 among (i) MMH Holdings, Inc.,
     (ii) Morris Material Handling,  Inc., (iii) Morris Material Handling,  LLC,
     (iv) Morris Material Handling Equipment Limited, (v) Kaverit Steel and Crane ULC, (vi) the Banks referred to therein, (vii) the New York branch of Credit Agricole Indosuez, as syndication agent, (viii) BankBoston, N.A., as documentation agent and (ix) Canadian Imperial Bank of Commerce, as administrative agent and collateral agent.

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

          10.23(bb) Form of Promissory Note, dated March 30, 1998, between Peter
     A. Kerrick and Morris Material Handling, Inc.

          10.24(bb) Form of Promissory Note, dated March 30, 1998, between Edward J. Doolan and Morris Material Handling, Inc.

          10.25(bb) Form of Promissory Note, dated March 30, 1998, between M J Maddock and Morris Material Handling, Inc.

          10.26(bb) Form of Promissory Note, dated March 30, 1998, between K B Norridge and Morris Material Handling, Inc.

          10.27(ff) Morris Material Handling Employee Retirement Savings Plan.

          10.28* Employment Agreement, dated as of January 27, 1999, between Jack Stinnett and Morris Material Handling, Inc.

          10.29* Promissory Note, dated June 30, 1999, between Jack Stinnett and Morris Material Handling, Inc.

          10.30* Share Purchase Agreement, dated as of December 16, 1999, by and among 3016117 Nova Scotia ULC, Morris Material Handling, Inc. and Magnetek Mondel Holding ULC.

          10.31* Intellectual Property Transfer Agreement, dated as of December 16, 1999, between MHE Technologies, Inc. and Mondel ULC.

          22.* Subsidiaries of MMH Holdings, Inc. and Morris Material Handling, Inc.

          27. Financial Data Schedule.

          (aa) Incorporated by reference to Holdings' Registration Statement on Form S-4 (Registration No. 333-52529) filed with the Commission on May 13, 1998.

          (bb) Incorporated by reference to Amendment No. 2 to the Issuer's Registration Statement on Form S-4 (Registration No. 333-52529) filed with the Commission on July 22, 1998.

          (cc) Incorporated by reference MMH's Registration Statement on Form S-4 (Registration No. 333-52527) filed with the Commission on May 13, 1998.

          (dd) Incorporated by reference to MMH Holdings, Inc.'s and Morris Material Handling, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999.

          (ee) Incorporated by reference to MMH Holdings, Inc.'s and Morris Material Handling, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1999.

          (ff) Incorporated by reference to MMH Holdings, Inc.'s and Morris Material Handling, Inc.'s Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

*      Filed herewith.

           (b)  Reports on Form 8-K.

                None.


                                                          MMH HOLDINGS, INC.
                                                              SCHEDULE II

                                                   VALUATION AND QUALIFYING ACCOUNTS
                                                        (Thousands of dollars)


                                                       Balance at   Additions                   Currency                  Balance at
                                                       Beginning    Charged to                  Translation               End of
 Classification                                        of Year      Expense     Deductions (1)  Effects       Other (2)   Year
 --------------                                        -------      -------    --------------   -------       --------    ---------
Allowance Deducted in Balance Sheet
from Accounts Receivable:
For the year ended October 31, 1999
   Doubtful accounts                                   $ 1,606       $ 2,407       $(2,396)       $   (28)       $ 136       $ 1,725
                                                       =======       =======       =======        =======        =====       =======

For the year ended October 31, 1998
   Doubtful accounts                                   $ 1,330       $ 1,219       $  (861)       $   (16)       $ (66)      $ 1,606
                                                       =======       =======       =======        =======        =====       =======

For the year ended October 31, 1997
   Doubtful accounts                                   $ 1,408       $   439       $  (537)       $    20         --         $ 1,330
                                                       =======       =======       =======        =======        =====       =======

(1)  Represents write-off of bad debts, net of recoveries.
(2) Represents reclasses to other reserve accounts and reserves acquired in acquisitions.


                                                    MORRIS MATERIAL HANDLING, INC.
                                                              SCHEDULE II

                                                   VALUATION AND QUALIFYING ACCOUNTS
                                                        (Thousands of dollars)


                                                    Balance at    Additions                    Currency                   Balance at
                                                    Beginning     Charged to                   Translation                  End of
 Classification                                     of Year       Expense      Deductions (1)  Effects        Other (2)     Year
 --------------                                     ---------     -------      --------------   -------       ---------     -------

Allowance Deducted in Balance Sheet
from Accounts Receivable:

For the year ended October 31, 1999
   Doubtful accounts                                   $ 1,606       $ 2,407       $(2,396)       $   (28)       $ 136       $ 1,725
                                                       =======       =======       =======        =======        =====       =======

For the year ended October 31, 1998
   Doubtful accounts                                   $ 1,330       $ 1,219       $  (861)       $   (16)       $ (66)      $ 1,606
                                                       =======       =======       =======        =======        =====       =======

For the year ended October 31, 1997
   Doubtful accounts                                   $ 1,408       $   439       $  (537)       $    20         --         $ 1,330
                                                       =======       =======       =======        =======        =====       =======

(1)  Represents write-off of bad debts, net of recoveries.
(2) Represents reclasses to other reserve accounts and reserves acquired in acquisitions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, on the 14th day of February, 2000.


                        MMH HOLDINGS, INC.


                        By:/s/Jack F.Stinnett
                           Jack F. Stinnett
                           Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature              Title                                   Date


/s/Jack F. Stinnett    President, Chief Executive Officer      February 14, 2000
(Jack F. Stinnett)     and Chairman of the Board of Directors
                       (Principal Executive Officer)

/s/David D. Smith      Vice President                          February 14, 2000
(David D. Smith)       (Principal Financial and Accounting
                        Officer)

/s/Michael S. Shein    Vice President and Director             February 14, 2000
(Michael S. Shein)


/s/Todd R. Berman      Director                                February 14, 2000
(Todd R. Berman)

/s/Jay R. Bloom        Director                                February 14, 2000
(Jay R. Bloom)

/s/Robert W. Hale      Director                                February 14, 2000
(Robert W. Hale)

/s/Michael R. Young    Director                                February 14, 2000
(Michael R. Young)

/s/Larry Zine          Director                                February 14, 2000
(Larry Zine)

/s/Eric Green          Director                                February 14, 2000
(Eric Green)

                                                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, on the 14th day of February, 2000.


                            MORRIS MATERIAL HANDLING, INC.


                            By:/s/Jack F. Stinnett
                              Name: Jack F. Stinnett
                              Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature             Title                                   Date

                      President, Chief Executive Officer      February 14, 2000
/s/Jack F. Stinnett   and Chairman of the Board of Director
(Jack F. Stinnett)    (Principal Executive Officer)


/s/David D. Smith     Vice President                          February 14, 2000
(David D. Smith)      (Principal Financial and Accounting
                       Officer)

/s/Todd R. Berman     Director                                February 14, 2000
(Todd R. Berman)

/s/Michael S. Shein   Director                                February 14, 2000
(Michael S. Shein)

                    Supplemental Information to be Furnished
                  With Reports Filed Pursuant to Section 15(d)
                    Of the Act by Registrants Which Have Not
             Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders of either Holdings or MMH.