Form 10-Q
period 2000-01-31
MMH HOLDINGS INC; MORRIS MATERIAL HANDLING INC
filed 2000-03-22
CIK 1060948, 1060951

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 2000


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

                                    Yes X No

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date (March 20, 2000):

MMH Holdings, Inc.                 Nonvoting  common  stock,  $.01  Par  Value,
                                   4,350 shares outstanding. Voting common stock, $.01 Par Value,
                                   10,169 shares outstanding.

Morris Material Handling, Inc.     Common stock, $.01 Par Value, 100 shares
                                   outstanding. MMH Holdings, Inc. holds all of the outstanding common stock of
                                   Morris Material Handling, Inc.

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.

                                      INDEX


  Introduction                                                                2


  Part I -Financial Information:

  Item 1.      Financial Statements

  MMH Holdings, Inc.

   Condensed Balance Sheets                                                   4
   Condensed Statements of Operations and Comprehensive Income (Loss)         5
   Condensed Statements of Cash Flows                                         6
   Statements of Preferred Stock and Shareholders' Equity                     7


 Morris Material Handling, Inc.


   Condensed Balance Sheets                                                   8
   Condensed Statements of Operations and Comprehensive Income (Loss)         9
   Condensed Statements of Cash Flows                                        10
   Statements of Shareholder's Equity                                        11


 Notes to Financial Statements of
   MMH Holdings, Inc. and
   Morris Material Handling, Inc.                                            12

 Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations of
    MMH Holdings, Inc. and Morris Material
    Handling, Inc.                                                           27

 Item 3. Quantitative and Qualitative Disclosures about Market Risk          37

Part II - Other Information:

  Item 1.   Legal Proceedings                                                38
  Item 2.   Changes in Securities                                            38
  Item 3.   Defaults upon Senior Securities                                  38
  Item 4.   Submission of Matters to a Vote of Security Holders              38
  Item 5.   Other Information                                                38
  Item 6.   Exhibits and Reports on Form 8-K                                 38

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

Certain sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent management's expectations or beliefs concerning future events. The Registrants caution that those statements are further qualified by important factors that could cause actual results to differ from those in the forward looking statements. Factors that might cause such a difference include, without limitation, general economic conditions and competition in the markets in which the Registrants' operations are located and are detailed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Factors." Consequently, all forward-looking statements made herein are qualified by these cautionary statements. There can be no assurance that the actual results, events or developments referenced herein will occur or be realized.


                               MMH HOLDINGS, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS

                                                                  January 31,   October 31,
                                                                          2000          1999
                                                                   ----------    -----------
                                                                            (Unaudited)
Current Assets
   Cash and cash equivalents                                         $     237   $   3,929
   Accounts receivable-net                                              62,982      64,481
   Inventories                                                          39,907      39,994
   Other current assets                                                  8,611       7,842
                                                                     ---------   ---------
                                                                       111,737     116,246

Property, Plant and Equipment
   Land and improvements                                                 3,354       3,349
   Buildings                                                            23,087      23,235
   Machinery and equipment                                              45,005      45,219
                                                                     ---------   ---------
                                                                        71,446      71,803

   Less accumulated depreciation                                       (31,685)    (30,829)
                                                                     ---------   ---------
                                                                        39,761      40,974
                                                                     ---------   ---------
Other Assets
   Goodwill                                                             41,190      42,844
   Debt financing costs                                                 15,859      16,398
   Other                                                                10,452      10,374
                                                                     ---------   ---------
                                                                        67,501      69,616
                                                                     ---------   ---------
                                                                     $ 218,999   $ 226,836
                                                                     =========   =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   January 31,   October 31,
                                                                          2000          1999
                                                                   ----------    -----------
                                                                            (Unaudited)
Current Liabilities
  Short-term notes payable and current
   portion of long-term obligations (Note 6)                         $     443   $     383
  Revolving Credit Facility Borrowings (Note 6)                         23,645      27,925
  Term Loans (Note 6)                                                   49,107      52,225
  Acquisition Facility Line Borrowings (Note 6)                         12,094      12,430
  Senior Notes (Note 6)                                                200,000     200,000
  Bank overdrafts                                                        2,759       1,367
  Trade accounts payable                                                18,392      26,757
  Employee compensation and benefits                                     8,165       8,020
  Advance payments and progress billings                                10,717       8,336
  Accrued warranties                                                     1,637       1,821
  Accrued interest                                                       7,345       1,804
  Income taxes payable                                                   4,371       2,205
  Other current liabilities                                             10,882       9,791
                                                                     ---------   ---------
                                                                       349,557     353,064

Other Long-Term Obligations                                              2,655       2,784
Other Long-Term Liabilities                                              1,221       1,307
Minority Interest                                                          301         504
Commitments and Contingencie
Mandatorily Redeemable Preferred Stock                                 111,710     108,245
Shareholders' Equity                                                  (246,445)   (239,068)
                                                                     ---------   ---------
                                                                     $ 218,999   $ 226,836
                                                                     =========   =========

The  accompanying  notes  are  an  integral  part  of the financial statements.


                               MMH HOLDINGS, INC.
       CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                             For the Three Months
                                               Ended January 31,
                                                 2000         1999
                                              -------    --------
Revenues
   Equipment and Part Sales                   $ 52,165   $ 53,065
   Service Sales                                14,554     14,855
                                              --------   --------
   Net Sales                                    66,719     67,920
   Other Income - Net                             --          102
                                              --------   --------

                                                66,719     68,022

Cost of Sales                                   50,872     50,614

Selling, General and Administrative Expenses    16,860     15,933
                                              --------   --------

Operating Income (Loss)                         (1,013)     1,475

Gain on Sale of a Business                       6,380       --

Interest Expense - Net                          (7,750)    (6,908)
                                              --------   --------

Loss Before Income Taxes and
   Minority Interest                            (2,383)    (5,433)

Benefit (Provision) for Income Taxes            (1,788)     2,453
Minority Interest                                   16          6
                                              --------   --------

Net Loss                                        (4,155)    (2,974)

Foreign Currency Translation Adjustments           243       (970)
                                              --------   --------

Comprehensive Income (Loss)                   $ (3,912)  $ (3,944)
                                              ========   ========

The  accompanying  notes  are  an  integral  part  of the financial statements.


                               MMH HOLDINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                             For the Three Months
                                                               Ended January 31,
                                                                2000        1999
                                                            --------   ---------
Operating Activities
    Net income (loss)                                      $ (4,155)   $ (2,974)
    Add (deduct) - items not affecting
    cash provided by operating activities:
       Depreciation and amortization                          2,445       1,806
       Amortization of debt financing costs                     585         493
       Deferred income taxes - net                             --        (2,957)
       Gain on sale of business                              (6,380)       --
       Other                                                     (6)         (6)
    Changes in working  capital,
     excluding the effects of  acquisition  opening
     balance sheets:
       Accounts receivable                                      805      11,912
       Inventories                                           (1,229)        810
       Other current assets                                    (574)     (3,747)
       Trade accounts payable and bank overdrafts            (6,587)     (8,317)
       Advance payments and progress billings                 2,319      (1,349)
       Accrued interest                                       5,524       4,836
       Other current liabilities                              3,263      (2,909)
                                                           --------    --------
Net cash provided by (used for) operating activities         (3,990)     (2,402)
                                                           --------    --------

Investment and Other Transactions
    Fixed asset additions - net                                (334)     (1,634)
    Capitalized software                                       (624)       (276)
    Acquisition of businesses - net of cash acquired           --        (4,989)
    Net proceeds on divestiture of business                   9,115        --
    Other - net                                                  79         126
                                                           --------    --------
Net cash used for investment and other transactions           8,236      (6,773)
                                                           --------    --------

Financing Activities
    Changes in short-term debt
     and notes payable                                        1,920      10,354
    Repayments of Revolving Credit Facility borrowings       (6,200)     (1,200)
    Repayment of Term Loans                                  (3,100)       --
    Proceeds from/(repayments of)
     Acquisition Facility Line borrowings                      (336)      1,235
    Repayments of long-term debt                                (87)       (337)
    Payment of  fees for amendment
       of Credit Facility                                      (133)       --
                                                           --------    --------
Net cash provided by (used for)
   financing activities                                      (7,936)     10,052
                                                           --------    --------
Effect of Exchange Rate Changes on
 Cash and Cash Equivalents                                       (2)        (51)
                                                           --------    --------
Increase (decrease) in Cash
  and Cash Equivalents                                       (3,692)        826
Cash and Cash Equivalents
    Beginning of Period                                       3,929       2,534
                                                           --------    --------
    End of Period                                          $    237    $  3,360
                                                           ========    ========

The accompanying notes are an integral part of the financial statements.



                                                          MMH HOLDINGS, INC.
                                         STATEMENTS OF PREFERRED STOCK AND SHAREHOLDERS' EQUITY
                                               FOR THE THREE MONTHS ENDED JANUARY 31, 2000
                                                             (UNAUDITED)
                                                       (Dollars in Thousands)

                                                              Preferred Stock
                                     -----------------------------------------------------------------------------------------------
                                           Series A                    Series B                 Series C
                                     -----------------------------------------------------------------------------------------------
                                     Shares       Carrying     Shares          Carrying     Shares        Carrying
                                     Outstanding  Value        Outstanding     Value        Outstanding   Value          Total
                                     -----------------------------------------------------------------------------------------------

Balance at October 31, 1999          68,741     $  67,443         5,750      $   5,808         34,633      $  34,994      $ 108,245

Net loss                               --            --            --             --             --             --             --

Change in
foreign currency translation           --            --            --             --             --             --             --

Preferred stock dividends              --           2,062          --              176           --            1,082          3,320

Issuance of non-voting common shares   --            --            --             --             --             --             --

Amortization of
preferred stock discount               --             145          --             --             --             --              145
                                    -----------------------------------------------------------------------------------------------
Balance at January 31, 2000          68,741     $  69,650         5,750      $   5,984         34,633      $  36,076      $ 111,710
                                    ===============================================================================================


                                      Common Stock          Parent           Accumulated
                                    -------------------     Investment/      Other                       Total
                                    Shares        Par       Additional       Comprehensive  Retained     Shareholders'
                                    Outstanding   Value     Paid-in-Capital  Loss           Earnings     Equity
                                    ------------------------------------------------------------------------------------------------

Balance at October 31, 1999          12,099         $--      $(121,860)     $  (3,428)     $ (113,780)     $(239,068)

Net loss                               --            --            --             --           (4,155)        (4,155)

Change in
foreign currency translation           --            --            --             243             --             243

Preferred stock dividends              --            --            --             --           (3,320)        (3,320)

Issuance of non-voting common shares  2,420          --            --             --              --              --

Amortization of
preferred stock discount               --            --            --             --             (145)          (145)
                                     -----------------------------------------------------------------------------------------------
Balance at January 31, 2000          14,519          $--      $(121,860)     $  (3,185)    $ (121,400)     $(246,445)
                                     ===============================================================================================

The accompanying notes are an integral part of the financial statements.


                       MORRIS MATERIAL HANDLING, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS

                                                               January 31,  October 31,
                                                                    2000          1999
                                                               ----------   ----------
                                                                      (Unaudited)

Current Assets
   Cash and cash equivalents                                    $     237   $   3,929
   Accounts receivable-net                                         62,982      64,481
   Inventories                                                     39,907      39,994
   Other current assets                                             8,611       7,842
                                                                ---------   ---------
                                                                  111,737     116,246
                                                                ---------   ---------

Property, Plant and Equipment
   Land and improvements                                            3,354       3,349
   Buildings                                                       23,087      23,235
   Machinery and equipment                                         45,005      45,219
                                                                ---------   ---------
                                                                   71,446      71,803

   Less accumulated depreciation                                  (31,685)    (30,829)
                                                                ---------   ---------
                                                                   39,761      40,974
                                                                ---------   ---------

Other Assets
   Goodwill                                                        41,190      42,844
   Debt financing costs                                            15,859      16,398
   Other                                                           10,452      10,374
                                                                ---------   ---------
                                                                   67,501      69,616
                                                                ---------   ---------
                                                                $ 218,999   $ 226,836
                                                                =========   =========

                          LIABILITIES AND SHAREHOLDER'S EQUITY

 Current Liabilities
   Short-term notes payable
    portion of long-term obligations (Note 6)                   $     443   $     383
   Revolving Credit Facility Borrowings (Note 6)                   23,645      27,925
   Term Loans (Note 6)                                             49,107      52,225
   Acquisition Facility Line Borrowings (Note 6)                   12,094      12,430
   Senior Notes (Note 6)                                          200,000     200,000
   Bank overdrafts                                                  2,759       1,367
   Trade accounts payable                                          18,392      26,757
   Employee compensation andbenefits                                8,165       8,020
   Advance payments andprogress billings                           10,717       8,336
   Accrued warranties                                               1,637       1,821
   Accrued interest                                                 7,345       1,804
   Income taxes payable                                             4,371       2,205
   Other current liabilities                                       10,882       9,791
                                                                ---------   ---------
                                                                  349,557     353,064

 Other Long-Term Obligations                                        2,655       2,784
 Other Long-Term Liabilities                                        1,221       1,307
 Minority Interest                                                    301         504
 Commitments and Contingencies (Note 7)
 Shareholders' Equity                                            (134,735)   (130,823)
                                                                ---------   ---------
                                                                $ 218,999   $ 226,836
                                                                =========   =========

The accompanying notes are an integral part of the financial statement


       CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                          For the Three Months
                                                             Ended January 31,
                                                         -----------------------
                                                            2000           1999
                                                         --------      ---------
Revenues
   Equipment and Part Sales                              $ 52,165      $ 53,065
   Service Sales                                           14,554        14,855
                                                         --------      --------
   Net Sales                                               66,719        67,920
   Other Income - Net                                        --             102
                                                         --------      --------

                                                           66,719        68,022

Cost of Sales                                              50,872        50,614

Selling, General and Administrative Expenses               16,860        15,933
                                                         --------      --------

Operating Income (Loss)                                    (1,013)        1,475

Gain on Sale of a Business                                  6,380          --

Interest Expense - Net
   Third Party                                             (7,750)       (6,908)
                                                         --------      --------

Loss Before Income Taxes and
   Minority Interest                                       (2,383)       (5,433)

Benefit (Provision) for Income Taxes                       (1,788)        2,453
Minority Interest                                              16             6
                                                         --------      --------

Net Loss                                                   (4,155)       (2,974)

Foreign Currency Translation Adjustments                      243          (970)
                                                         --------      --------

Comprehensive Income (Loss)                              $ (3,912)     $ (3,944)
                                                         ========      ========

The accompanying notes are an integral part of the financial statements.


                                            MORRIS MATERIAL HANDLING, INC.
                                          CONDENSED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                                (Dollars in Thousands)

                                                                                                              For the Three Months
                                                                                                                Ended January 31,
                                                                                                         ---------------------------
                                                                                                             2000             1999
                                                                                                         ---------        ----------
Operating Activities
    Net income (loss)                                                                                    $ (4,155)         $ (2,974)
    Add (deduct) - items not affecting cash provided by
     operating activities:
       Depreciation and amortization                                                                        2,445             1,806
       Amortization of debt financing costs                                                                   585               493
       Gain on sale of business                                                                            (6,380)             --
       Deferred income taxes - net                                                                           --              (2,957)
       Other                                                                                                   (6)               (6)
    Changes in working  capital,  excluding the effects of  acquisition  opening balance sheets:
       Accounts receivable                                                                                    805            11,912
       Inventories                                                                                         (1,229)              810
       Other current assets                                                                                  (574)           (3,747)
       Trade accounts payable and bank overdrafts                                                          (6,587)           (8,317)
       Advance payments and progress billings                                                               2,319            (1,349)
       Accrued interest                                                                                     5,524             4,836
       Other current liabilities                                                                            3,263            (2,909)
                                                                                                         --------          --------
Net cash provided by (used for) operating activities                                                       (3,990)           (2,402)
                                                                                                         --------          --------

Investment and Other Transactions
    Fixed asset additions - net                                                                              (334)           (1,634)
    Capitalized software                                                                                     (624)             (276)
    Acquisition of businesses - net of cash acquired                                                         --              (4,989)
    Net proceeds on divestiture of business                                                                 9,115              --
    Other - net                                                                                                79               126
                                                                                                         --------          --------
Net cash used for investment and other transactions                                                         8,236            (6,773)
                                                                                                         --------          --------

Financing Activities
    Changes in short-term debt and notes payable                                                            1,920            10,354
    Repayments of Revolving Credit Facility borrowings                                                     (6,200)           (1,200)
    Repayment of Term Loans                                                                                (3,100)             --
    Proceeds from/(repayments of) Acquisition Facility Line borrowings                                       (336)            1,235
    Repayments of long-term debt                                                                              (87)             (337)
    Payment of  fees for amendment of Credit Facility                                                        (133)             --
                                                                                                         --------          --------
Net cash provided by (used for) financing activities                                                       (7,936)           10,052
                                                                                                         --------          --------
Effect of Exchange Rate Changes on
 Cash and Cash Equivalents                                                                                     (2)              (51)
                                                                                                         --------          --------
Increase (decrease) in Cash and Cash Equivalents                                                           (3,692)              826
Cash and Cash Equivalents
    Beginning of Period                                                                                     3,929             2,534
                                                                                                         --------          --------
    End of Period                                                                                        $    237          $  3,360
                                                                                                         ========          ========

The accompanying notes are an integral parto fo the financial statements.


                                           MORRIS MATERIAL HANDLING, INC.
                                          STATEMENTS OF SHAREHOLDER'S EQUITY
                                     FOR THE THREE MONTHS ENDED JANUARY 31, 1999
                                                     (UNAUDITED)
                                                (Dollars in Thousands)


                                                                            Parent         Accumulated
                                                   Common Stock            Investment/         Other                      Total
                                                Shares         Par         Additional      Comprehensive    Retained   Shareholder's
                                             Outstanding       Value     Paid-in-Capital       Loss         Earnings       Equity
                                             --------------------------  ---------------    ----------     ----------     ----------
Balance at October 31, 1999                          100      $    --        $ (33,392)     $  (3,428)     $ (94,003)     $(130,823)

Net loss                                              --           --               --             --         (4,155)        (4,155)

Change in foreign currency translation                --           --               --            243             --             243
                                               ---------      ---------      ---------      ---------      ---------      ----------
Balance at January 31, 2000                          100      $    --        $ (33,392)     $  (3,185)     $ (98,158)     $(134,735)
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

The accompanying unaudited financial statements should be read in conjunction with the combined 1999 Annual Report on Form 10-K of Holdings and the Company. In the opinion of management, all adjustments, normal and recurring in nature, necessary for a fair presentation of results of operations and financial position have been included in the accompanying balance sheets and statements of operations. The results of operations for the three months ended January 31, 2000 are not, however, indicative of the results which may be expected for fiscal 2000.

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

To finance the Recapitalization, Holdings sold $60 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings' 12% Series A Senior Exchangeable Preferred Stock (the "Series A Senior Preferred Stock") and $2.3 million of Holdings' non-voting common stock, to institutional investors. In addition, MMH issued $200 million of aggregate principal amount of its 9 1/2% senior notes due 2008 (the "Note Offering") and entered into a senior secured credit facility (the "New Credit Facility") (See Note 6). The New Credit Facility consisted of a $70 million Revolving Credit Facility (the "Revolving Credit Facility"), a $30 million acquisition facility (the "Acquisition Facility") and a $35 million term loan. MMH used a portion of the $200 million aggregate proceeds from the Note Offering and $55 million aggregate borrowings under the New Credit Facility to redeem certain of its common shares from Holdings and pay Holdings a dividend which on a combined basis totaled $233.8 million. Holdings, in turn, used the proceeds from this redemption, together with the proceeds of the sale of the Series A Units, to finance the cash portion of the redemption price for HarnCo's shares. The remainder of the proceeds were used by Holdings and MMH (i) to make loans to senior management to acquire indirect equity interests in Holdings, (ii) to fund certain transaction fees and expenses and (iii) for general corporate purposes.

At January 31, 2000, MHE Investments owns approximately 54.5% of the common stock of Holdings and $34.6 million liquidation preference of the Series C Junior Voting Preferred Stock and HarnCo owns approximately 15.6% of the common stock of Holdings and $5.8 million liquidation preference of the Series B Junior Preferred Stock. Certain indirect equity holders in MHE Investments own, through Martin Crane L.L.C., approximately 25.0% of the common stock of Holdings. The remaining equity interests are held by institutional investors and consist of non-voting stock representing approximately 4.9% of the outstanding common stock of Holdings and $68.7 million liquidation preference of the Series A Senior Preferred Stock.

Note 3 - Liquidity and Capital Resources

The Company did not meet certain financial covenants contained in the New Credit Facility for the quarter ended January 31, 2000 and and anticipates that it will not meet them in the foreseeable future. The Company entered into an Amendment and Waiver under the New Credit Facility, dated as of January 31, 2000, whereby, among other matters, the lenders waived compliance by the Company with such financial covenants, for the period from January 31, 2000 until 5:00 p.m. March 29, 2000 (the "January Waiver"). The January Waiver permits the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 28, 2000, in an aggregate amount of up to $12.0 million, during the waiver period.

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

In addition, at the time of expiration of the January Waiver, the Company will again be in default under certain financial covenants of the New Credit Facility. As a result of these defaults, the lenders ("Lenders") under the New Credit Facility will be able to declare all amounts of principal and accrued interest outstanding under the New Credit Facility immediately due and payable (an "Acceleration"). If the Lenders so accelerate, the Company will then also be in default under the indenture governing the Senior Notes (the "Indenture"). In such event, the Company would not be able to cure such default and the trustee under the Indenture will be able to accelerate the Company's outstanding indebtedness (including accrued interest) evidenced by the Senior Notes. The Company will not have sufficient funds to repay the outstanding indebtedness under the New Credit Facility or the Senior Notes if either such indebtedness is accelerated. As of the end of first quarter 2000, the Company had $298.0 million of indebtedness outstanding, including $85.8 million under the New Credit Facility (including accrued interest) and $206.3 million evidenced by the Senior Notes (including accrued interest).

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

The Company is currently seeking, and is engaged in discussions regarding, its strategic alternatives. The Company has engaged in discussions with the Lenders and representatives of the holders of Senior Notes concerning the possible restructuring of the Company's capital structure, including a possible sale of the Company to a third party in connection therewith. There can be no assurance that the Company will be able to successfully pursue strategic alternatives or that the results of its discussions with its creditors will be successful. As discussed above, if the Company fails in the near future to resolve its critical liquidity issues, the Company may be unable to continue as a going concern.

Note 4 - Acquisitions

During the three months ended January 31, 2000, the Company did not make any acquisitions. During the three months ended January 31, 1999, the Company completed one acquisition with an aggregate purchase price of $3.1 million, net of cash acquired, including approximately $1.0 million financed by the seller. This acquisition was related to the Company's aftermarket business and was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill of $1.8 million is being amortized over 40 years. This acquisition was partially financed by the seller, resulting in a deferred purchase price which will be paid in 2004 and 2005. During the three months ended January 31, 1999, the Company made final consideration payments of $1.5 million related to two 1998 acquisitions. In addition, with respect to a 1995 acquisition, the Company was required to make a contingent consideration payment of $1.3 million in the three months ended January 31, 1999. Additionally, a payment of $100 was made in each of the three month periods ended January 31, 2000 and 1999 toward a fiscal 1998 purchase which was partially financed by the seller. On a pro forma basis, the fiscal 1999 acquisition was not material to results of operations reported for the three months ended January 31, 1999 and accordingly, such information is not presented.

Note 5 - Inventories

Inventories consisted of the following:

                                                January 31,       October 31,
                                                    2000              1999
                                              ----------------- -----------------
Raw material                                          $  5,864         $  8,771
Work-in-process                                         24,054           20,166
Finished parts                                          17,048           18,116
                                                      --------         --------
                                                        46,966           47,053
Less excess of current cost over
stated LIFO value                                       (7,059)          (7,059)
                                                      --------         --------
                                                      $ 39,907         $ 39,994
                                                      ========         ========


Note 6 - Indebtedness

The New Credit Facility and the Indenture contain a number of covenants that, among other things, limit Holdings' and its subsidiaries' ability to prepay subordinated indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. In addition, the New Credit Facility limits Holdings' and its subsidiaries ability to incur indebtedness and the Indenture limits the Company's and its subsidiaries' ability to incur indebtedness. The New Credit Facility also requires Holdings and its subsidiaries to comply with certain financial ratios and borrowing condition tests based on quarterly measurements of the latest twelve months results of operations, under which Holdings and its subsidiaries are required to achieve and maintain certain financial and operating results. A breach of any of these covenants would result in a default under the Indenture or the New Credit Facility, or both. In the event of any such default, the lenders under the New Credit Facility and/or the holders of the Senior Notes could elect to declare all amounts borrowed under the New Credit Facility and/or the Senior Notes, as applicable, together with accrued interest thereon, to be due and payable which would also result in an event of default under the surety arrangement which the Company entered into at the Recapitalization Closing.

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

As discussed in Note 3, the Company was in violation of its amended financial covenants under the New Credit Facility as of January 31, 2000, and anticipates being in violation of those covenants at subsequent quarterly measurement dates during fiscal 2000. Accordingly, amounts outstanding at January 31, 2000 of $78.5 million under the New Credit Facility and $200 million of Senior Notes have been classified as current liabilities in the accompanying balance sheets.

Note 7 - Commitments and Contingencies

To secure the performance of sales contracts related to MMH operations, MMH was contingently liable to financial institutions and others for the following at January 31, 2000: (i) $4.4 million of outstanding letters of credit and surety bonds under the New Credit Facility, (ii) $2.7 million under a surety arrangement for outstanding surety bonds and (iii) $3.9 million of surety bonds with other institutions. Prior to the Recapitalization Closing, HII and its affiliates ("HII Group") provided credit support for the MHE Business. As part of the Recapitalization, HII agreed to maintain in place credit support (including letters of credit and surety bonds) in existence at the Recapitalization Closing and the Company agreed to reimburse HII for any payments made by the HII Group with respect to such credit support. At January 31, 2000, approximately $26.7 million of HII Group letters of credit and surety bonds remained outstanding.

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

On October 28, 1996, a strong windstorm caused significant damage to the Belview container-handling terminal at the Port of Waterford in Ireland. One container-handling crane sold by the Company's United Kingdom subsidiary was destroyed and another was seriously damaged. The two cranes were sold to the Waterford Harbour Commissioners in 1992 and commissioned for use in 1993. On October 19, 1998, the Waterford Harbour Commissioners wrote to the Company and provided a notice of arbitration, asserting breach of contract, negligence and breach of duty against the Company's United Kingdom subsidiary in connection with the destroyed and damaged cranes. The Waterford Harbour Commissioners claimed direct damages of IR(pound)8.5 million ($11.5 million based on exchange rates at January 31, 2000) and unspecified consequential damages. The port operator, Bell Lines, Limited, filed a similar claim against the Company's United Kingdom subsidiary in October 1999, asserting unspecified damages. Management intends to vigorously defend both matters. One of the Company's insurance carriers has agreed to provide defense coverage for one of the two cranes involved in the accident and limited indemnification if the Company is unsuccessful in defending the claims. The Company is continuing to work with its insurance broker to determine the availability of additional insurance coverage, if any. While the Company believes that it will obtain a favorable resolution (either by successfully defending the claim or by obtaining insurance coverage thereon), no assurances can be made as to the final outcome of the claims. If the Company is found liable for the claims and is unable to obtain insurance coverage therefor, there could be a material adverse effect on the Company's operations and financial performance. Based upon the current status of this matter, no related liability has been accrued at January 31, 2000.

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

Note 8 - Segment Information

The Company adopted SFAS No. 131, " Disclosures about Segments of an Enterprise and Related Information" during the fiscal year ended October 31, 1999. The prior year's first quarter segment information has been restated to conform to the current year presentation. Pursuant to SFAS No. 131, the Company has identified its reportable segments based on the Company's method of internal reporting which is utilized by its chief operating decision-maker, the Chief Executive Officer. The reportable operating segments are as follows:

         o Equipment and  Aftermarket  - Americas
         o Equipment and  Aftermarket - Other
         o Distribution and Service - North America
         o Engineered  Products and  Automation  -  Europe
         o Equipment  and  Aftermarket  -  Europe
         o Equipment and  Aftermarket - Asia Pacific
         o Equipment and Aftermarket - South Africa

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

The Equipment and Aftermarket - Asia Pacific and South Africa segments operate in a manner similar to the Distribution and Service - North America segment. The Asia Pacific segment includes operations in Australia, Singapore, Thailand and Saudi Arabia.

Within North America, certain centrally incurred costs such as insurance costs and computer charges are allocated to operating segments based upon various methods of allocation. In the United Kingdom, utilities, property taxes and insurance costs are allocated to the segments based upon varying allocation methods. Domestically, costs related to centralized accounting, marketing, human resources, and IT functions are not allocated. Internationally, these costs are allocated amongst individual segments in First Quarter 2000, however, in First quarter 1999, no allocation was done.


                                                            MMH HOLDINGS, INC.
                                                       MORRIS MATERIAL HANDLING, INC.
                                                             Operating Segments
                                                 For the Three Months Ended January 31, 2000

                                            --------------------------------------------------------------------------
                                                                   SALES
                                            --------------------------------------------------------------------------

                                             External           Intercompany              Total    Operating Income (Loss)
                                            -----------        --------------         -----------    ------------------

       Equipment & Aftermarket - Americas      $11,196               $10,508             $21,704                $1,000
          Equipment & Aftermarket - Other          423                   111                 534                   (4)
                                            -----------        --------------         -----------    ------------------
            Total Equipment & Aftermarket       11,619                10,619              22,238                   996
   Distribution & Service - North America       40,424                   157              40,581                 1,883
                     Eliminations & Other            0              (10,776)            (10,776)                 (117)
                                            -----------        --------------         -----------    ------------------
                           Total Americas       52,043                     0              52,043                 2,762
                                            -----------        --------------         -----------    ------------------

Engineered Products & Automation - Europe        2,070                    17               2,087                   177
         Equipment & Aftermarket - Europe        6,937                 1,288               8,225                 (787)
                     Eliminations & Other            0                 (206)               (206)                 (197)
                                            -----------        --------------         -----------    ------------------
                             Total Europe        9,007                 1,099              10,106                 (807)
   Equipment & Aftermarket - South Africa        2,243                     0               2,243                  (91)
   Equipment & Aftermarket - Asia Pacific        3,426                     0               3,426                 (336)
                     Eliminations & Other            0                 (191)               (191)                 (471)
                                            -----------        --------------         -----------    ------------------
                      Total International       14,676                   908              15,584               (1,705)
                                            -----------        --------------         -----------    ------------------
               Corporate and Eliminations            0                 (908)               (908)               (2,070)
                                            ===========        ==============         ===========    ==================

                             Consolidated      $66,719          $       -                 $66,719              $(1,013)
                                            ===========        ==============         ===========    ==================


                                                            MORRIS MATERIAL HANDLING, INC.
                                                                   Operating Segments
                                                       For the Three Months Ended January 31, 1999


                                            --------------------------------------------------------------------------
                                                                      SALES
                                            --------------------------------------------------------------------------
                                              External            Intercompany              Total      Operating Income (Loss)
                                            ------------        ----------------         -------------    -------------

       Equipment & Aftermarket - Americas       $12,642                 $10,570               $23,212             $980
          Equipment & Aftermarket - Other           958                     245                 1,203              393
                                            ------------        ----------------         -------------    -------------
            Total Equipment & Aftermarket        13,600                  10,815                24,415            1,373
   Distribution & Service - North America        35,626                   1,176                36,802            2,286
                     Eliminations & Other             0                (11,991)              (11,991)               98
                                            ------------        ----------------         -------------    -------------
                           Total Americas        49,226                       0                49,226            3,757
                                            ------------        ----------------         -------------    -------------

Engineered Products & Automation - Europe         3,965                     122                 4,087              (4)
         Equipment & Aftermarket - Europe         8,261                   1,137                 9,398              400
                     Eliminations & Other             0                   (207)                 (207)            (640)
                                            ------------        ----------------         -------------    -------------
                             Total Europe        12,226                   1,052                13,278            (244)
   Equipment & Aftermarket - South Africa         3,408                       0                 3,408              103
   Equipment & Aftermarket - Asia Pacific         3,060                       0                 3,060                9
                     Eliminations & Other             0                   (285)                 (285)            (115)
                                            ------------        ----------------         -------------    -------------
                      Total International        18,694                     767                19,461            (247)
                                            ------------        ----------------         -------------    -------------
               Corporate and Eliminations             0                   (767)                 (767)          (2,042)
                                            ============        ================         =============    =============

                             Consolidated       $67,920           $        --                 $67,920           $1,468
                                            ============        ================         =============    =============

Note 9 - Divestiture

On December 16, 1999, the Company completed the sale of the Company's brake manufacturing operation (the "Brake Business") located in Mississauga, Ontario, Canada, for a net sale price of $6.8 million after deduction of certain transaction-related items, including taxes. During the first quarter of fiscal year 2000, the Brake Business contributed $0.5 million in sales and no operating income to the Company's results.

In accordance with the New Credit Facility, as amended by the Amendment, the Company was permitted to apply half of the net proceeds of the sale of the Brake Business (which amounted to $3.4 million) to general corporate purposes, which the Company would otherwise have been required to use to prepay indebtedness under the New Credit Facility. After consummation of the sale, the Company repaid $3.1 million of the outstanding term loans ($2.4 million of which was applied to the final scheduled principal payment obligation with respect to the term loans) and repaid $0.3 million on the Acquisition Facility. A pre-tax gain of $6.4 million was recognized on this transaction.

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


                                 SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                   JANUARY 31, 2000
                                                (Dollars in Thousands)

                                                                                      Consolidated
                                                               Morris                 Morris                            Consolidated
                                                   Non         Material               Material   MMH                         MMH
                                      Guarantor    Guarantor   Handling               Handling   Holdings                  Holdings
                                      Subsidiares  Subsidiares Inc.     Eliminations  Inc.       Inc.      Eliminations      Inc.
                                      ---------------------------------------------------------------------------------------------
Current Assets
 Cash and cash equivalents            $   (504)   $     741   $    --     $    --     $     237   $    --     $    --    $     237
 Accounts receivable - net               59,167       3,815        --          --        62,982        --          --       62,982
 Intercompany accounts receivable        23,763         (27)     17,034     (40,770)       --          --          --         --
 Inventories                             37,825       2,082        --          --        39,907        --          --       39,907
 Other current assets                     7,262         549         800        --         8,611        --          --        8,611
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------
                                        127,513       7,160      17,834     (40,770)    111,737        --          --      111,737
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------
Property, Plant and Equipment            37,161       2,600        --          --        39,761        --          --       39,761
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------

Other Assets
 Goodwill                                38,378       2,812        --          --        41,190        --          --       41,190
 Debt financing costs                      --          --        15,859        --        15,859        --          --       15,859
 Noncurrent intercompany receivable       5,394        --        83,281     (88,675)       --          --          --         --
 Investment in affiliates                (1,698)       --        61,408     (59,710)       --      (134,735)    130,735       --
 Deferred income taxes                     --          --          --          --          --          --          --         --
 Other                                    9,759        --           693        --        10,452        --          --       10,452
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------
                                         51,833       2,812     161,241    (148,385)     67,501    (134,735)    130,735     67,501
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------
                                      $ 216,507   $  12,572   $ 179,075   $(189,155)  $ 218,999   $(134,735)  $ 130,735  $ 218,999
                                      =========   =========   =========   =========   =========   =========   =========  =========

LIABILITIES AND SHAREHOLDERS'EQUITY
Current Liabilities
 Current portion of long-term
  obligations                        $     402   $      41   $    --     $    --     $     443   $    --     $    --    $     443
 New Credit Facility borrowings          2,345        --        21,300        --        23,645        --          --       23,645
 Term loans                               --          --        49,107        --        49,107        --          --       49,107
 Acquisition Facility                     --          --        12,094        --        12,094        --          --       12,094
 Senior Notes                             --          --       200,000        --       200,000        --          --      200,000
 Bank overdrafts                         1,142       1,617        --          --         2,759        --          --        2,759
 Trade accounts payable                 17,136       1,256        --          --        18,392        --          --       18,392
 Intercompany accounts payable          17,007       4,036      19,727     (40,770)       --          --          --         --
 Advance payments and progress
   billings                             10,717        --          --          --        10,717        --          --       10,717
 Accrued Warranteies                       163        --          --          --         1,637        --          --        1,637
 Accrued interest                           17        --         7,328        --         7,345        --          --        7,345
 Other current liabilities              18,393       1,049       3,976        --        23,418        --          --       23,418
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------
                                        68,796       7,999     313,532     (40,770)    349,557        --          --      349,557
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------

Other Term Debt                          2,079         576        --          --         2,655        --          --        2,655
Noncurrent Intercompany Payable         83,281       5,394        --       (88,675)       --          --          --         --
Deferred Income Taxes                     --          --          --          --          --          --          --         --
Other Long Term Liabilities                943        --           278        --         1,221        --          --        1,221
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------
                                       155,099      13,969     313,810    (129,445)    353,433        --          --      353,433
Minority Interest                         (197)       --          --           498         301        --          --          301
Mandatorily Redeemable referred Stock     --          --          --          --          --       111,710        --      111,710
Stockholders' Equity                    61,605      (1,397)   (134,735)    (60,208)   (134,735)   (246,445)    134,735   (246,445)
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------
                                     $ 216,507   $  12,572   $ 179,075   $(189,155)  $ 218,999   $(134,735)  $ 134,735  $ 218,999
                                     =========   =========   =========   =========   =========   =========   =========  =========


                                 SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                   OCTOBER 31, 1999
                                                (Dollars in Thousands)

                                                                                      Consolidated
                                                               Morris                 Morris                            Consolidated
                                                   Non         Material               Material   MMH                         MMH
                                      Guarantor    Guarantor   Handling               Handling   Holdings                  Holdings
                                      Subsidiares  Subsidiares Inc.     Eliminations  Inc.       Inc.      Eliminations      Inc.
                                      ---------------------------------------------------------------------------------------------
Current Assets
 Cash and cash equivalents            $   2,325   $     104   $   1,500   $    --     $   3,929   $    --     $    --    $   3,929
 Accounts receivable - net               60,163       4,318        --          --        64,481        --          --       64,481
 Intercompany accounts receivable        20,057        --        13,204     (33,261)       --          --          --         --
 Inventories                             37,892       2,102        --          --        39,994        --          --       39,994
 Other current assets                     6,509         533         800        --         7,842        --          --        7,842
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------
                                        126,946       7,057      15,504     (33,261)    116,246        --          --      116,246
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------
Property, Plant and Equipment            38,294       2,680        --          --        40,974        --          --       40,974
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------

Other Assets
 Goodwill                                40,010       2,834        --          --        42,844        --          --       42,844
 Debt financing costs                      --          --        16,398        --        16,398        --          --       16,398
 Noncurrent intercompany receivable       5,161        --        83,891     (89,052)       --          --          --         --
 Investment in affiliates                (1,527)       --        64,899     (63,372)       --      (130,823)    130,823       --
 Deferred income taxes                     --          --          --          --          --          --          --         --
 Other                                    9,758        --           616        --        10,374        --          --       10,374
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------
                                         53,402       2,834     165,804    (152,424)     69,616    (130,823)    130,823     69,616
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------
                                      $ 218,642   $  12,571   $ 181,308   $(185,685)  $ 226,836   $(130,823)  $ 130,823  $ 226,836
                                      =========   =========   =========   =========   =========   =========   =========  =========

LIABILITIES AND SHAREHOLDERS'EQUITY
Current Liabilities
 Current portion of long-term
  obligations                        $     342   $      41   $    --     $    --     $     383   $    --     $    --    $     383
 New Credit Facility borrowings            425        --        27,500        --        27,925        --          --       27,925
 Term loans                               --          --        52,225        --        52,225        --          --       52,225
 Acquisition Facility Line
  borrowings                              --          --        12,430        --        12,430        --          --       12,430
 Senior notes                             --          --       200,000        --       200,000        --          --      200,000
 Bank overdrafts                           139       1,228        --          --         1,367        --          --        1,367
 Trade accounts payable                 25,562       1,195        --          --        26,757        --          --       26,757
 Intercompany accounts payable          13,204       4,153      15,904     (33,261)       --          --          --         --
 Advance payments and progress
   billings                              8,336        --          --          --         8,336        --          --        8,336
 Accrued warranties                      1,748          73        --          --         1,821        --          --        1,821
 Accrued interest                           18        --         1,786        --         1,804        --          --        1,804
 Other current liabilities              16,854       1,148       2,014        --        20,016        --          --       20,016
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------
                                        66,628       7,838     311,859     (33,261)    353,064        --          --      353,064
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------

Other Long-Term Debt                     2,189         595        --          --         2,784        --          --        2,784
Noncurrent intercompany payable         83,891       5,161        --       (89,052)       --          --          --         --
Other Long-Term Liabilities              1,035        --           272        --         1,307        --          --        1,307

Minority Interest                         --          --          --           504         504        --          --          504
Mandatorily Redeemable
 Preferred Stock                          --          --          --          --          --       108,245        --      108,245
Stockholders' Equity                    64,899      (1,023)   (130,823)    (63,876)   (130,823)   (239,068)    130,823   (239,068)
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------
                                     $ 218,642   $  12,571   $ 181,308   $(185,685)  $ 226,836   $(130,823)  $ 130,823  $ 226,836
                                     =========   =========   =========   =========   =========   =========   =========  =========



                               SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF OPERATIONS
                                     FOR THE THREE MONTHS ENDED JANUARY 31, 2000
                                                     (UNAUDITED)
                                                (Dollars in Thousands)


                                                                                   Consolidated
                                                             Morris                Morris                            Consolidated
                                                 Non         Material              Material   MMH                    MMH
                                    Guarantor    Guarantor   Handling              Handling   Holdings               Holdings
                                    Subsidiares  Subsidiares Inc.     Eliminations Inc.       Inc.    Eliminations   Inc.
                                    ---------------------------------------------------------------------------------------------
Revenues
   Net Sales                           $ 63,854   $  3,057   $   --     $   (192)  $ 66,719   $   --     $   --    $ 66,719
   Other Income - net                        --        --        --         --         --         --         --         --
                                       --------   --------   --------   --------   --------   --------   --------  --------
                                         63,854      3,057       --         (192)    66,719       --         --      66,719

Cost of Sales                            48,840      2,224       --         (192)    50,872       --         --      50,872
Selling, General and
  Administrative Expenses                15,158        905        797       --       16,860       --         --      16,860

Operating Income (Loss)                    (144)      (72)       (797)      --       (1,013)      --         --      (1,013)

Gain on Sale of Business                     --        --       6,380       --        6,380       --         --       6,380

Interest (Expense) Income - net
   Affiliates                            (1,635)       (90)     1,725       --         --         --         --        --
   Third Party                              (62)       (74)    (7,614)      --       (7,750)      --         --     (7,750)
                                       --------   --------   --------   --------   --------   --------   --------  --------

Loss Before Income Taxes,Equity in Earnings
   (Loss)of
   Subsidiaries and Minority Interest    (1,841)      (236)      (306)      --       (2,383)      --         --     (2,383)
Benefit(Provision) for Income Taxes        (305)       (83)    (1,400)      --       (1,788)      --         --     (1,788)
Equity in Earnings (Loss)
  of Subsidiaries                          (303)      --       (2,449)     2,752       --       (4,155)     4,155     --
Minority Interest                          --         --         --           16         16       --         --         16
                                       --------   --------   --------   --------   --------   --------   --------  --------
Net Income (Loss)                      $ (2,449)  $   (319)  $ (4,155)  $  2,768   $ (4,155)  $ (4,155)  $  4,155  $(4,155)
                                       ========   ========   ========   ========   ========   ========   ========  ========



                               SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF OPERATIONS
                                     FOR THE THREE MONTHS ENDED JANUARY 31, 1999
                                                     (UNAUDITED)
                                                (Dollars in Thousands)


                                                                                   Consolidated
                                                             Morris                Morris                            Consolidated
                                                 Non         Material              Material   MMH                    MMH
                                    Guarantor    Guarantor   Handling              Handling   Holdings               Holdings
                                    Subsidiares  Subsidiares Inc.     Eliminations Inc.       Inc.    Eliminations   Inc.
                                    ---------------------------------------------------------------------------------------------
Revenues
   Net Sales                           $ 64,139   $  4,097   $   --     $   (316)  $ 67,920   $   --     $   --    $ 67,920
   Other Income - net                        77         25       --         --          102       --         --         102
                                       --------   --------   --------   --------   --------   --------   --------  --------
                                         64,216      4,122       --         (316)    68,022       --         --      68,022

Cost of Sales                            47,832      3,098       --         (316)    50,614       --         --      50,614
Selling, General and
  Administrative Expenses                14,823        887        223       --       15,933       --         --      15,933


Operating Income (Loss)                   1,561        137       (223)      --        1,475       --         --       1,475

Interest (Expense) Income - net
   Affiliates                            (1,610)       (95)     1,705       --         --         --         --        --
   Third Party                             (131)      (138)    (6,639)      --       (6,908)      --         --     (6,908)
                                       --------   --------   --------   --------   --------   --------   --------  --------

Loss Before Income Taxes,
  Equity in Earnings (Loss)of
   Subsidiaries and
    Minority Interest                      (180)       (96)    (5,157)      --       (5,433)      --         --     (5,433)
Benefit for Income Taxes                    206       --        2,247       --        2,453       --         --       2,453
Equity in Earnings (Loss)
  of Subsidiaries                           (90)      --          (64)       154       --       (2,974)     2,974      --
Minority Interest                          --         --            6          6       --         --            6
                                       --------   --------   --------   --------   --------   --------   --------  --------
Net Income (Loss)                      $    (64)  $    (96)  $ (2,974)  $    160   $ (2,974)  $ (2,974)  $  2,974  $(2,974)
                                       ========   ========   ========   ========   ========   ========   ========  ========



                             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                     FOR THE THREE MONTHS ENDED JANUARY 31, 2000
                                                     (UNAUDITED)
                                                (Dollars in Thousands)

                                                                                         Consolidated
                                                                   Morris                Morris                         Consolidated
                                                       Non         Material              Material   MMH                    MMH
                                          Guarantor    Guarantor   Handling              Handling   Holdings               Holdings
                                          Subsidiares  Subsidiares Inc.     Eliminations Inc.       Inc.    Eliminations   Inc.
                                          ------------------------------------------------------------------------------------------
Operating Activities
   Net income (Loss)                         $ (2,449)  $   (319)  $ (4,155)  $  2,768   $ (4,155)  $ (4,155)  $  4,155   $ (4,155)
   Add (deduct) - items not affecting
     cash provided by operating activities:
       Depreciation and amortization            2,361         74         10       --        2,445       --         --        2,445
       Amortization of debt financing costs      --         --          585       --          585       --         --          585
       Equity in loss of subsidiaries             303       --        2,449     (2,752)      --        4,155     (4,155)      --
       Gain on sale of business                  --         --       (6,380)      --       (6,380)      --         --       (6,380)
       Deferred income taxes - net               --         --         --         --         --         --         --         --
       Other                                     --         --         --           (6)        (6)      --         --           (6)
   Changes in working  capital,  excluding
      the effects of  acquisition  opening
      balance sheets:
       Accounts receivable                        380        425       --         --          805       --         --          805
       Inventories                             (1,219)       (10)      --         --       (1,229)      --         --       (1,229)
       Other current assets                      (551)       (23)      --         --         (574)      --         --         (574)
       Trade accounts payable and bank
        overdrafts                             (7,083)       496       --         --       (6,587)      --         --       (6,587)
       Accrued interest                          --         --        5,524       --        5,524       --         --        5,524
       Other current liabilities                3,768       (148)     1,962       --        5,582       --         --        5,582
                                             --------   --------   --------   --------   --------   --------   --------   --------
   Net cash provided by (used for)
     operating activities                     (10,870)       495      6,375         10     (3,990)      --         --       (3,990)
                                             --------   --------   --------   --------   --------   --------   --------   --------

Investment and Other Transactions
   Fixed asset additions - net                   (318)       (16)      --         --         (334)      --         --         (334)
   Capitalized software - net                    (624)      --         --         --         (624)      --         --         (624)
   Net proceeds on divestiture of business      9,115       --         --         --        9,115       --         --        9,115
   Other - net                                     82         (9)         6       --           79       --         --           79
                                             --------   --------   --------   --------   --------   --------   --------   --------
   Net cash used for investment
      and other transactions                    8,255        (25)         6       --        8,236       --         --        8,236
                                             --------   --------   --------   --------   --------   --------   --------   --------

Financing Activities
   Changes in short-term debt
     and notes payable                          1,936        (16)      --         --        1,920       --         --        1,920
   Net repayments of Revolving Credit
       Facility borrowings                       --         --       (6,200)      --       (6,200)      --         --       (6,200)
   Repayments of Term Loans                      --         --       (3,100)      --       (3,100)      --         --       (3,100)
   Repayments of Acquisition Facility
    Line borrowings                              --         --         (336)      --         (336)      --         --         (336)
   Distribution to parent                      (8,211)       186      8,025       --         --         --         --         --
   Repayments of long-term debt                   (87)      --         --         --          (87)      --         --          (87)
   Payment of fees for amendment
     of New Credit Facility                      --         --         (133)      --         (133)      --         --         (133)
                                             --------   --------   --------   --------   --------   --------   --------   --------
   Net cash provided by (used for)
    financing activities                      (6,362)        170     (1,744)      --       (7,936)      --         --       (7,936)
                                             --------   --------   --------   --------   --------   --------   --------   --------
Effect of Exchange Rate Changes on
 Cash and Cash Equivalents                          3         (5)      --         --           (2)      --         --           (2)

Increase (Decrease) in Cash and
  Cash Equivalents                             (2,594)       635     (1,743)        10     (3,692)      --         --       (3,692)
Cash and Cash Equivalents
   Beginning of Period                          2,325        104      1,500       --        3,929       --         --        3,929
                                             --------   --------   --------   --------   --------   --------   --------   --------
   End of Period                             $   (269)  $    739   $   (243)  $     10   $    237   $   --     $   --     $    237
                                             ========   ========   ========   ========   ========   ========   ========   ========


                            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                     FOR THE THREE MONTHS ENDED JANUARY 31, 1999
                                                     (UNAUDITED)
                                                (Dollars in Thousands)

                                                                                         Consolidated
                                                                   Morris                Morris                         Consolidated
                                                       Non         Material              Material   MMH                    MMH
                                          Guarantor    Guarantor   Handling              Handling   Holdings               Holdings
                                          Subsidiares  Subsidiares Inc.     Eliminations Inc.       Inc.    Eliminations   Inc.
                                          ------------------------------------------------------------------------------------------
Operating Activities
   Net income (Loss)                         $    (64)  $    (96)  $ (2,974)  $    160   $ (2,974)  $ (2,974)  $  2,974   $ (2,974)
   Add (deduct) - items not affecting
     cash provided by operating activities:
       Depreciation and amortization            1,744         62       --         --        1,806       --         --        1,806
       Amortization of debt financing costs      --         --          493       --          493       --         --          493
       Equity in loss of subsidiaries              90       --           64       (154)      --        2,974     (2,974)      --
       Deferred income taxes - net               (709)      --       (2,248)      --       (2,957)      --         --        (2,957)
       Other                                     --         --         --           (6)        (6)      --         --           (6)
   Changes in working  capital,  excluding
      the effects of  acquisition  opening
      balance sheets:
       Accounts receivable                     11,031        881       --         --       11,912       --         --       11,912
       Inventories                                936       (126)      --         --          810       --         --          810
       Other current assets                     7,434     (1,391)    (9,621)      --       (3,578)      --         --        (3,578)
       Trade accounts payable and bank
        overdrafts                             (8,434)       117       --         --       (8,317)      --         --       (8,317)
       Accrued interest                           110       --        4,726       --        4,836       --         --        4,826
       Other current liabilities              (14,714)       383      9,904       --       (4,427)      --         --       (4,427
                                             --------   --------   --------   --------   --------   --------   --------   --------
   Net cash provided by (used for)
     operating activities                      (2,576)     (170)        344       --       (2,402)      --         --       (2,402)
                                             --------   --------   --------   --------   --------   --------   --------   --------

Investment and Other Transactions
   Fixed asset additions - net                 (1,586)       (48)      --         --       (1,634)      --         --       (1,634)
   Capitalized software - net                    (276)      --         --         --         (276)      --         --         (276)
   Net proceeds on divestiture of business     (4,989)      --         --         --       (4,989)      --         --       (4,989
   Other - net                                    162        (36)      --         --          126       --         --          126
                                             --------   --------   --------   --------   --------   --------   --------   --------
   Net cash used for investment
      and other transactions                   (6,689)       (84)      --         --       (6,773)      --         --       (6,773)
                                             --------   --------   --------   --------   --------   --------   --------   --------

Financing Activities
   Changes in short-term debt
     and notes payable                         10,268         86       --         --       10,354       --         --       10,354
   Net repayments of Revolving Credit
       Facility borrowings                       --         --       (1,200)      --       (1,200)      --         --       (1,200)
  Repayments of Acquisition Facility
    Line borrowings                              --         --        1,235       --        1,235       --         --        1,235
   Distribution to parent                        (158)      --          158       --         --         --         --         --
   Repayments of long-term debt                  --         --         (337)      --         (337)      --         --         (337)
                                              --------   --------   --------   --------   --------   --------   --------   --------
    Net cash provided by (used for)
    financing activities                       10,110         86       (144)      --       10,052       --         --       10,052
                                             --------   --------   --------   --------   --------   --------   --------   --------
Effect of Exchange Rate Changes on
 Cash and Cash Equivalents                        (42)        (9)      --         --          (51)      --         --          (51)

Increase (Decrease) in Cash and
  Cash Equivalents                                803       (177)       200       --          826       --         --          826
Cash and Cash Equivalents
   Beginning of Period                          2,214        320       --         --        2,534       --         --        2,534
                                             --------   --------   --------   --------   --------   --------   --------   --------
   End of Period                             $  3,017   $    143   $    200   $   --     $  3,360   $   --     $   --     $  3,360
                                             ========   ========   ========   ========   ========   ========   ========   ========

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

In conjunction with the Recapitalization, which closed on March 30, 1998 (the "Recapitalization Closing"), Holdings sold $60.0 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings' 12% Series A Senior Exchangeable Preferred Stock (the "Holdings Series A Senior Preferred Stock") and 720 shares of non-voting common stock, to institutional investors. In addition, MMH sold $200.0 million aggregate principal amount of its 9 1/2% Senior Notes due 2008 (the "Senior Notes") and entered into a senior secured credit facility ("the New Credit Facility"). The New Credit Facility includes $55.0 million of term loans (the "Term Loans"), a revolving credit facility (the "Revolving Credit Facility") and an acquisition facility (the "Acquisition Facility"). The Revolving Credit Facility initially provided the Company with up to $70.0 million of available borrowings for working capital, acquisitions and other corporate purposes, subject to compliance with certain conditions. The Acquisition Facility initially permitted the Company to borrow up to $30.0 million until the third anniversary of the Recapitalization Closing to finance acquisitions, subject to compliance with certain conditions. The New Credit Facility was amended on August 2, 1999. See "Liquidity and Capital Resources." As amended, the Revolving Credit Facility provided $50.7 million of available borrowings ($10.0 million of which was required to be reserved for issuance of letters of credit), and the Acquisition Facility provided for $12.4 million of borrowings ($7.4 million of which was previously funded by the lenders under the New Credit Facility and $5.0 million of which was funded by indirect equity holders in Holdings) for acquisitions and general corporate purposes. No additional borrowings under the Acquisition Facility are available from lenders under the New Credit Facility.

The Company did not meet certain financial covenants contained in the New Credit Facility for the quarter ended January 31, 2000 and does not anticipate meeting them for the foreseeable future thereafter. The Company entered into an Amendment and Waiver under the New Credit Facility, dated as of January 31, 2000, whereby, among other matters, the lenders waived compliance by the Company with such financial covenants, for the period from January 31, 2000 until 5:00 p.m. March 29, 2000 (the "January Waiver"). The January Waiver permits the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 31, 2000, in an aggregate amount of up to $12.0 million, during the waiver period.

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

At the Recapitalization Closing, (i) MHE Investments paid HarnCo $54.0 million for 72.6% of Holdings' common stock (the "Holdings Common Stock") (after giving effect to the Transactions) and approximately $28.9 million liquidation preference of Holdings' 12 1/2% Series C Junior Voting Exchangeable Preferred Stock (the "Holdings Series C Junior Voting Preferred Stock"), (ii) Holdings redeemed certain shares of Holdings Common Stock and Holdings Series C Junior Voting Preferred Stock from HarnCo for $282.0 million in cash (subject to potential post-Recapitalization adjustments as to which an additional $5.0 million was provided to HarnCo) and approximately $4.8 million liquidation preference of Holdings' 12 1/4% Series B Junior Exchangeable Preferred Stock (the "Holdings Series B Junior Preferred Stock"), and (iii) HarnCo retained approximately 20.8% of the Holdings Common Stock (after giving effect to the Transactions).

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

At the Recapitalization Closing, MMH entered into a number of agreements pursuant to which HII and its affiliates continued to provide to MMH and to its subsidiaries located in the United States, on an interim basis and under substantially the same terms and conditions as before the closing, certain products and services. In addition, HII and MMH entered into a credit indemnification agreement (the "Credit Indemnification Agreement") pursuant to which HII will maintain in place the credit support obligations in existence at the Recapitalization Closing but have no further duty to extend, renew or enter into any new credit support obligations (except as to the MHE Business obligations existing at the Recapitalization Closing). Under the Credit Indemnification Agreement, MMH is required to pay HII, in advance, an annual fee equal to 1% of the amounts outstanding under each letter of credit and bond provided by HII and its affiliates (approximately $26.7 million as of January 31, 2000). MMH accrued a fee of $55,800 for the first quarter of 2000. HII is required to refund the Company on a quarterly basis a pro-rata portion of the annual fee for any reductions in the outstanding amount of credit that occurred during such quarter. In addition, the Company will reimburse HII for certain future fees and expenses. The Company also entered into a surety arrangement (the "Surety Arrangement") to provide credit support for its post-Recapitalization Closing operations.

In connection with the Recapitalization, the Company also entered into a trademark license agreement (the "Trademark License Agreement") with an affiliate of HarnCo, pursuant to which the Company has the right to use the P&H trademark with respect to all MHE Business products on a worldwide exclusive basis from the date of the Recapitalization Closing until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, the Company or their parents or successors (and for an additional seven years thereafter for aftermarket products and services). The royalty fee for use of the trademark is 0.75% of the aggregate net sales of the MHE Business for the ten year period commencing March 30, 1999. The Company accrued $1,839,000 of expenses for royalty fees in the period from March 30, 1999 to January 31, 2000, including $486,000 for the quarter ended January 31, 2000. The Company elected to defer the payment of the royalty fee for the period ended October 31, 1999 ($1,353,000), which was payable January 30, 2000, pursuant to the terms of the Trademark License Agreement. The Trademark License Agreement provides that the annual royalty fee may be deferred for up to two years if the Company does not meet certain financial criteria. The Company can only defer up to two payments during the term of the agreement. In addition, interest accrues at 12% per year on the deferred fee payments.

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

Acquisitions and Divestitures

Acquisitions - During the three months ended January 31, 2000, the Company did not make any acquisitions. During the three months ended January 31, 1999, the Company completed one acquisition with an aggregate purchase price of $3.1 million, net of cash acquired, including approximately $1.0 million financed by the seller. This acquisition was related to the Company's aftermarket business and was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill of $1.8 million is being amortized over 40 years. This acquisition was partially financed by the seller, resulting in a deferred purchase price which will be paid in 2004 and 2005. During the three months ended January 31, 1999, the Company made final consideration payments of $1.5 million related to two 1998 acquisitions. In addition, with respect to a 1995 acquisition, the Company was required to make a contingent consideration payment of $1.3 million in the three months ended January 31, 1999. Additionally, a payment of $100 was made in each of the three month periods ended January 31, 2000 and 1999 toward a fiscal 1998 purchase which was partially financed by the seller. On a pro forma basis, the fiscal 1999 acquisition was not material to results of operations reported for the three months ended January 31, 2000 and accordingly, such information is not presented.

Divestitures-On December 16, 1999, the Company completed the sale of the Brake Business located in Mississauga, Ontario, Canada, for a net sale price of $6.8 million after deduction of certain transaction-related items, including taxes. During the first quarter of fiscal year 2000, the Brake Business contributed $0.5 million in sales and no operating income to the Company's results. A pre-tax gain of $6.4 million was recognized on this transaction.

Results of Operations

The following table sets forth certain financial data for the periods indicated.

                                Supplemental Data
                              (Dollars in Millions)

                                   Three months ended     Three months ended
                                    January 31, 2000       January 31, 1999
                                ------------------------   -----------------
                                               Percent of            Percent of
                                     $         net sales      $      net sales
                                ---------      ----------  --------  ----------

Net Sales                        $  66.7       100.0%     $  67.9      100.0%
Other income - net                   --          --           0.1        0.1%
Cost of sales                       50.9        76.2%        50.6       74.5%
Selling, general and
      Administrative expenses       16.8        25.1%        15.9       23.4%
Operating income (loss)             (1.0)       -1.3%         1.5        2.2%
Gain on sale of business             6.4         9.5%          --         --
Interest expense                    (7.8)      -11.6%        (6.9)     -10.2%
Tax benefit (expense)               (1.8)       -2.7%         2.4        3.5%
Net loss                            (4.2)       -6.2%        (3.0)      -4.5%

Three Months Ended January 31, 2000 as Compared to Three Months Ended January 31, 1999

Net sales for the three months ended January 31, 2000 ("First Quarter 2000") decreased $1.2 million or 1.8% to $66.7 million from $67.9 million for the three months ended January 31, 1999 ("First Quarter 1999"). The decrease in net sales was primarily caused by the following: (i) a decrease of $2.6 million in hoists and components in Europe and South Africa reflecting softness in their home markets as well as in Southeast Asia; and (ii) a decrease in standard cranes of $1.7 million in the United Kingdom due to reduced bookings in the end of Fiscal 1999. These decreases were partially offset by: (i) an increase of $1.5 million in engineered cranes in the United States caused by better backlog entering First Quarter 2000 than there was at the beginning of First Quarter 1999; and
(ii) an increase in overall parts sales of $0.6 million resulting from shipment of a large spare parts order for a steel mill.

Cost of sales increased $0.3 million or 0.6% to $50.9 million in First Quarter 2000 from $50.6 million in First Quarter 1999. Cost of sales increased as a percentage of net sales from 74.5% in First Quarter 1999 to 76.2% in First Quarter 2000 due to lower selling prices as a result of competitive pressure in tight markets for all of the Company's products and services.

Selling, general and administrative expenses increased $0.9 million or 5.8% to $16.8 million in First Quarter 2000 from $15.9 million in First Quarter 1999. The primary causes were: (i) the accrued royalty to HII for use of the P&H trademark; (ii) increased goodwill amortization due to changing the amortization period for the goodwill related to the Company's international operations; and
(iii) increases due to a fiscal 1999 acquisition subsequent to First Quarter 1999. These increases were partially offset by savings realized due to fiscal 1999 restructuring of the United Kingdom and United States administrative functions.

Approximately $7.8 million in interest expense, including $0.6 million in amortization of related financing costs, was recorded in First Quarter 2000 compared to $6.9 million, including $0.5 million in amortization of related financing costs, in First Quarter 1999. The Company paid $1.5 million of interest and commitment fees during both the First Quarter 2000 and First Quarter 1999.

The income tax expense in First Quarter 2000 related primarily to the estimated tax recorded on the sale of the Brake Business in December 1999.

The Company's backlog of orders at January 31, 2000 was approximately $88.0 million compared to $92.5 million at January 31, 1999. Bookings in First Quarter 2000 were $77.3 million compared to $63.1 million in First Quarter 1999. The overall backlog is lower primarily due to the completion of several large orders that were in backlog a year ago and the normal variability in booking patterns for highly engineered cranes.

Liquidity and Capital Resources

The majority of the Company's sales of products and services are recorded as products are shipped or services are rendered. Revenue on certain long-term contracts is recorded using the percentage-of-completion method. Net cash flow from operations is affected by the volume of, and timing of the payments under, percentage-of-completion long-term contracts.

Net cash flow used for operating activities for First Quarter 2000 and First Quarter 1999 was $4.0 million and $2.4 million, respectively.

Net cash provided by investment and other transactions for the First Quarter 2000 was $8.2 million compared to net cash used for investment and other transactions of $6.8 million for the First Quarter 1999. During the First Quarter 2000, $9.1 million of cash, net of transaction costs, was provided by the sale of the Company's Brake Business. Also during the First Quarter 2000, $0.1 million of cas hwas used for deferred payments on previous acquisitions. During the First Quarter 1999, $5.0 million was used for an acquisition related to the Company's distribution and service center network and payments made with respect to three earlier acquisitions. Additionally, capital expenditures decreased to $0.3 million in First Quarter 2000 from $1.6 million in First Quarter 1999. The First Quarter 2000 expenditures included computers and manufacturing equipment. The First Quarter 1999 expenditures included computers and upgrades, new operating system software, office and warehouse consolidations and manufacturing equipment.

Net cash used for financing activities was $7.9 million in First Quarter 2000 compared to net cash provided by financing activities of $10.1 million in First Quarter 1999 (after giving effect to the repayment subsequent to January 31, 1999 of $25.4 million that was borrowed on January 29,1999). Net repayments of $4.3 million in the First Quarter 2000 included $6.2 million of repayments under the Revolving Credit Facility in the United States. The Company also paid $3.4 million of principal on the Term Loan A, Term Loan B, and Acquisition Facility from the net proceeds from the sale of the Canadian brake business.

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

On August 2, 1999, the Company obtained an amendment to the New Credit Facility (the "Amendment") which cured past financial covenant violations and reset financial covenants under the New Credit Facility until April 2001. The Amendment increased the cash availability under the Revolving Credit Facility from $35.7 million under the previous waiver agreement to $40.7 million. At the end of First Quarter 2000, the Company had $23.6 million of outstanding Revolving Credit Facility borrowings. In addition, the Amendment permitted the Company to obtain letters of credit, bid bonds and performance bonds in an amount not to exceed $10.0 million in the aggregate of which $5.2 million have been issued.

In connection with, and as a condition to the New Credit Facility lenders entering into, the Amendment, certain of the current indirect equity holders in Holdings, through Martin Crane, purchased a $5.0 million participation in the New Credit Facility and received certain non-voting equity interests in Holdings, consisting of 25% of the then outstanding Holdings Common Stock.

The Company did not meet certain financial covenants contained in the New Credit Facility for the quarter ended January 31, 2000 and anticipates that it will not meet them in the foreseeable future thereafter. The Company entered into an Amendment and Waiver under the New Credit Facility, dated as of January 31, 2000, whereby, among other matters, the lenders waived compliance by the Company with such financial covenants, for the period from January 31, 2000 until 5:00 p.m. March 29, 2000. The January Waiver permits the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 31, 2000, in an aggregate amount of up to $12.0 million, during the waiver period.

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

In addition, at the time of expiration of the January Waiver, the Company will again be in default under certain financial covenants of the New Credit Facility. As a result of these defaults, the lenders ("Lenders") under the New Credit Facility will be able to declare all amounts of principal and accrued interest outstanding under the New Credit Facility immediately due and payable (an "Acceleration"). If such Lenders so accelerate, the Company will then also be in default under the indenture governing the Senior Notes (the "Indenture"). In such event, the Company would not be able to cure such default and the trustee under the Indenture will be able to accelerate the Company's outstanding indebtedness (including accrued interest) evidenced by the Senior Notes. The Company will not have sufficient funds to repay the outstanding indebtedness under the New Credit Facility or the Senior Notes if either such indebtedness is accelerated. As of the end of the first quarter of 2000, the Company had $298.0 million of indebtedness outstanding, including $85.8 million under the New Credit Facility (including accrued interest) and $206.3 million evidenced by the Senior Notes (including accrued interest).

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

The Company is currently seeking, and is engaged in discussions regarding, its strategic alternatives. The Company has engaged in discussions with the Lenders and representatives of the holders of Senior Notes concerning the possible restructuring of the Company's capital structure, including a possible sale of the Company to a third party in connection therewith. There can be no assurance that the Company will be able to successfully pursue strategic alternatives or that the results of its discussions with its creditors will be successful. As discussed above, if the Company fails in the near future to resolve its critical liquidity issues, the Company may be unable to continue as a going concern.

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

          Liquidity Status - The Company did not meet certain of the financial covenants under the New Credit Facility for the period ended January 31, 1999 and did not meet such financial covenants and certain additional financial covenants for the period ended April 30, 1999. The Company obtained a waiver of such financial covenants through August 2, 1999. On August 2, 1999, the Company entered into the Amendment which cured past financial covenant violations and reset financial covenants until April 2001. The Amendment increased the cash availability under the Revolving Credit Facility from $35.7 million under the previous waiver agreement to $40.7 million. In addition, the Amendment permitted the Company to obtain letters of credit, bid bonds and performance bonds in an amount not to exceed $10.0 million in the aggregate of which $5.2 million have been issued.

          The Company did not meet certain financial covenants contained in the New Credit Facility for the quarter ended January 31, 2000 and anticipates that it will not meet them in the foreseeable future thereafter. The Company entered into an Amendment and Waiver under the New Credit Facility, dated as of January 31, 2000, whereby, among other matters, the lenders waived compliance by the Company with such financial covenants, for the period from January 31, 2000 until 5:00 p.m. March 29, 2000. The January Waiver permits the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 31, 2000, in an aggregate amount of up to $12.0 million, during the waiver period.

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

          Until March 29, 2000 and thereafter, the Company may experience severe financial and operational difficulties resulting from its liquidity situation that may prevent it from continuing operations. In addition, at the time of expiration of the January Waiver, the Company will again be in default under certain financial covenants of the New Credit Facility. As a result of these defaults, the Lenders will be able to declare all amounts of principal and accrued interest outstanding under the New Credit Facility immediately due and payable. If the Lenders so accelerate, the Company will then also be in default under the Indenture. In such event, the Company would not be able to cure such default and the trustee under the Indenture will be able to accelerate the Company's outstanding indebtedness (including accrued interest) evidenced by the Senior Notes. The Company will not have sufficient funds to repay the outstanding indebtedness under the New Credit Facility or the Senior Notes if either such indebtedness is accelerated. As of the end of the first quarter of 2000, the Company had $298.0 million of indebtedness outstanding, including $85.8 million under the New Credit Facility (including accrued interest) and $206.3 million evidenced by the Senior Notes (including accrued interest).

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

          The Company is currently seeking, and is engaged in discussions regarding, its strategic alternatives. The Company has engaged in discussions with the Lenders and representatives of the holders of Senior Notes concerning the possible restructuring of the Company's capital structure, including a possible sale of the Company to a third party in connection therewith. There can be no assurance that the Company will be able to successfully pursue strategic alternatives or that the results of its discussions with its creditors will be successful. As discussed above, if the Company fails in the near future to resolve its critical liquidity issues, both the Company and Holdings may be unable to continue as going concerns.

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

          Risks Associated with International Operations - The Company has operations and assets located in Canada, Mexico, Chile, the United

          Kingdom, South Africa, Thailand, Australia and Singapore and is establishing joint ventures in Malaysia and Saudi Arabia. The Company also sells its products through distributors and agents in over 50 countries, some of which are merely ad hoc arrangements and may be terminated at any time. The Company's international operations (including Canada, Mexico, Chile, South Africa, Singapore, Thailand, Australia and the United Kingdom) accounted for 36.8% and 42.0% of the Company's aggregate net sales for the three months ended January 31, 2000 and 1999, respectively. Although historically, exchange rate fluctuations and other international factors have not had a material impact on the Company's business, financial condition or results of operations, international operations expose the Company to a number of risks, including currency exchange rate fluctuations, trade barriers, exchange controls, risk of governmental expropriation, political and legal risks and restrictions, foreign ownership restrictions and risks of increases in taxes. The inability of the Company, or limitations on its ability, to conduct its foreign operations or distribute its products internationally could adversely affect the Company's operations and financial performance.

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

Year 2000 Compliance

The Company has not experienced any significant disruption in operations as a result of the Year 2000 issue; however, there remains a potential for Year 2000 problems to occur after January 1, 2000. Management believes that any potential problems would not have a significant impact on operations of the Company.

The potential Year 2000 problems exist as a result of computer programs written and systems designed using two digits rather than four to define the applicable year. Consequently, such software has the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

Future Accounting Changes

In June 1998, the Financial Accounting Standards Board (FASB) has issued Statement of Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." It requires all derivative instruments to be recorded in the statements of financial position at fair value. In June 1999, the statement's effective date was delayed by one year, and it will be effective for the year ending October 31, 2001. Interim reporting for this standard will be required. Due to the Company's current limited use of derivative instruments, the adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is potentially exposed to market risk asssociated with changes in foreign exchange and interest rates. From time to time the Company will enter into derivative financial instruments to hedge these exposures. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in the Company's underlying interest rate and foreign exchange rate exposures. The Company does not enter into derivatives for speculative purposes. There have been no material changes in the Company's market risk exposures as compared to those discussed in the Company's 1999 Annual Report on Form 10-K

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        On October 28, 1996, a strong windstorm caused significant damage to the Belview container-handling terminal at the Port of Waterford in Ireland. One container-handling crane sold by the Company's United Kingdom subsidiary was destroyed and another was seriously damaged. The two cranes were sold to the Waterford Harbour Commissioners in 1992 and commissioned for use in 1993. On October 19, 1998, the Waterford Harbour Commissioners wrote to the Company and provided a notice of arbitration, asserting breach of contract, negligence and breach of duty against the Company's United Kingdom subsidiary in connection with the destroyed and damaged cranes. The Waterford Harbour Commissioners claimed direct damages of IR(pound)8.5 million ($11.5 million based on exchange rates at January 31, 2000) and unspecified consequential damages. The port operator, Bell Lines, Limited, filed a similar claim against the Company's United Kingdom subsidiary in October 1999, asserting unspecified damages. Management intends to vigorously defend both matters. One of the Company's insurance carriers has agreed to provide defense coverage for one of the two cranes involved in the accident and limited indemnification if the Company is unsuccessful in defending the claims. The Company is continuing to work with its insurance broker to determine the availability of additional insurance coverage, if any. While the Company believes that it will obtain a favorable resolution (either by successfully defending the claim or by obtaining insurance coverage thereon), no assurances can be made as to the final outcome of the claims. If the Company is found liable for the claims and is unable to obtain insurance coverage therefor, there could be a material adverse effect on the Company's operations and financial performance. Based upon the current status of this matter, no related liability has been accrued at January 31, 2000.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

              Exhibit 27  Financial Data Schedule

(b)      Reports on Form 8-K


              The Registrants filed no reports on Form 8-K during the quarter ended January 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                 MMH HOLDINGS, INC.

     Date:  March __, 2000                        /s/ David D. Smith
                                                 -------------------
                                                 David D. Smith
                                                 Vice President  - Finance
                                                 (Principal Financial Officer)


                                                 MORRIS MATERIAL HANDLING, INC.


     Date:  March ___, 2000                       /s/ David D. Smith
                                                 -------------------
                                                 David D. Smith
                                                 Vice President  - Finance
                                                 (Principal Financial Officer)

     Exhibit
     Number        Exhibit Description


    27.1           Financial Data Schedule

    27.2           Financial Data Schedule