Form 10-K
period 2000-10-31
MMH HOLDINGS INC; MORRIS MATERIAL HANDLING INC
filed 2001-03-28
CIK 1060948, 1060951

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                -----------------

                   For the fiscal year ended October 31, 2000

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
                 (414) 764-6200

                                -----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

                                      None

                               -------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                                      None

                               -------------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [x]

As of January 31, 2001, 10,169 shares of MMH Holdings, Inc. Voting Common Stock were outstanding, none of which were held by non-affiliates. In addition, 4,350 shares of MMH Holdings, Inc. Nonvoting Common Stock were outstanding, 720 of which were held by non-affiliates. There is no established trading market for MMH Holdings, Inc.'s Nonvoting Common Stock.

As of January 31, 2001, 100 shares of Morris Material Handling, Inc. Common Stock were outstanding, all of which were held by MMH Holdings, Inc.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Item 14 of Part IV are incorporated by reference to: MMH Holdings, Inc.'s Registration Statement No. 333-52529, filed on May 13, 1998; Morris Material Handling, Inc.'s Registration Statement No. 333-52527, filed on May 13, 1998; Amendment No. 2 to MMH Holdings, Inc.'s Registration Statement No. 333-52529, filed on July 22, 1998; Amendment No. 2 to Morris Material Handling, Inc.'s Registration Statement No. 333-52527, filed on July 22, 1998; MMH Holdings, Inc.'s and Morris Material Handling, Inc.'s Annual Report on Form 10-K for the fiscal years ended October 31, 1999 and 1998; MMH Holdings, Inc.'s and Morris Material Handling, Inc.'s Quarterly Reports on Form 10-Q for the quarters ended January 31, 1999, April 30, 1999 and July 31, 1999; and MMH Holdings, Inc.'s and Morris Material Handling, Inc.'s Quarterly Reports on Form 10-Q for the quarters ended January 31, 2000, April 30, 2000 and July 31, 2000.

This combined Form 10-K is separately filed by MMH Holdings, Inc. ("Holdings") and by Morris Material Handling, Inc. ("MMH"). The financial statements presented in this combined report (collectively, the "Financial Statements") include the financial statements of Holdings as well as separate financial statements for MMH. Information contained herein relating only to Holdings or MMH is filed by Holdings or MMH as the case may be, on its own behalf.

Certain sections of this Form 10-K, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain various forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent management's expectations or beliefs concerning future events. Holdings and MMH caution that those statements are further qualified by important factors that could cause actual results to differ from those in the forward looking statements. Factors that might cause such a difference include, without limitation, general economic conditions and competition in the markets in which the Registrants' operations are located and are detailed herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Factors." Consequently, all forward-looking statements made herein are qualified by these cautionary statements. There can be no assurance that the actual results, events or developments referenced herein will occur or be realized.

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                       FOR THE YEAR ENDED OCTOBER 31, 2000

                                                                            Page

PART I                                                                        1
   Item 1.       Business                                                     1
   Item 2.       Properties                                                  14
   Item 3.       Legal Proceedings                                           15
   Item 4.       Submission of Matters to a Vote of Security Holders         16

PART II                                                                      17
   Item 5.       Market for Registrants' Common Stock and Related
                   Stockholder Matters                                       17
   Item 6.       Selected Financial Data                                     18
                 MMH Holdings, Inc.
                 Morris Material Handling, Inc.
   Item 7.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operation                        20
   Item 7A.      Quantitative and Qualitative Disclosures about
                   Market Risk                                               31
   Item 8.       Financial Statements and Supplementary Data                 33
   Item 9.       Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       90

PART III                                                                     91
   Item 10.      Directors and Executive Officers of the Registrants         91
   Item 11.      Executive Compensation                                      93
   Item 12.      Security Ownership of Certain Beneficial Owners and
                   Management                                                97
   Item 13.      Certain Relationships and Related Transactions              99

PART IV                                                                     103
   Item 14.      Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K                                              103

SIGNATURES                                                                  110

                                     PART I

                                ITEM 1. BUSINESS

MMH Holdings, Inc. is a holding company whose sole direct subsidiary is Morris Material Handling, Inc., a manufacturer, distributor and service provider of "through-the-air" material handling equipment with operations in the United States, United Kingdom, South Africa, Singapore, Canada, Australia, Thailand, Chile and Mexico. Unless the context requires otherwise, references to the "Company" in this combined 10-K are to Holdings, MMH, its subsidiaries and their predecessors. The Company's original equipment operations design and manufacture a comprehensive line of industrial cranes, hoists and other component products, sold principally under the P&H and Morris brand names. Through its aftermarket operations, the Company provides a variety of related products and services, including replacement parts, repair and maintenance services and product modernizations. See also Note 24, Subsequent Events, of the Financial Statements in Item 8.

Background:  Recapitalization

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

In conjunction with the Recapitalization, which closed on March 30, 1998 (the "Recapitalization Closing"), Holdings sold $60.0 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings' 12% Series A Senior Exchangeable Preferred Stock (the "Holdings Series A Senior Preferred Stock") and 720 shares of non-voting common stock, to institutional investors. In addition, MMH sold $200.0 million aggregate principal amount of its 9 1/2% Senior Notes due 2008 (the "Senior Notes") and entered into a senior secured credit facility (the "Prepetition Credit Facility"). The Prepetition Credit Facility included $55.0 million of term loans (the "Term Loans"), a revolving credit facility (the "Revolving Credit Facility") and an acquisition facility (the "Acquisition Facility"). The Revolving Credit Facility initially provided the Company with up to $70.0 million of available borrowings for working capital, acquisitions and other corporate purposes, subject to compliance with certain conditions. The Acquisition Facility initially permitted the Company to borrow up to $30.0 million until the third anniversary of the Recapitalization Closing to finance acquisitions, subject to compliance with certain conditions. The Prepetition Credit Facility was amended on August 2, 1999. As amended, the Revolving Credit Facility provided $50.7 million of available borrowings ($10.0 million of which was required to be reserved for issuance of letters of credit), and the Acquisition Facility provided for $12.4 million of borrowings ($7.4 million of which was previously funded by the lenders under the Prepetition Credit Facility and $5.0 million of which was funded by indirect equity holders in Holdings) for acquisitions and general corporate purposes. No additional borrowings under the Acquisition Facility are available from lenders under the Prepetition Credit Facility. In connection with, and as a condition to, the lenders under the Prepetition Credit Facility entering into the August 2, 1999 Amendment to the Prepetition Credit Facility, certain of the current indirect equity holders in Holdings purchased, through Martin Crane L.L.C. ("Martin Crane"), a newly formed limited liability company, a $5.0 million participation in the Prepetition Credit Facility and received shares of non-voting common stock of Holdings, in consideration therefor. As a result, at October 31 2000, MHE Investments owned approximately 54.5% of the Holdings Common Stock, HarnCo owned approximately 15.6% of the Holdings Common Stock, institutional investors own approximately 4.9% of the Holdings Common Stock and Martin Crane owns approximately 25.0% of the Holdings Common Stock.

At the Recapitalization Closing, (i) MHE Investments paid HarnCo $54.0 million for 72.6% of Holdings' common stock (the "Holdings Common Stock") (after giving effect to the Transactions) and approximately $28.9 million liquidation preference of Holdings' 12 1/2% Series C Junior Voting Exchangeable Preferred Stock (the "Holdings Series C Junior Voting Preferred Stock"), (ii) Holdings redeemed certain shares of Holdings Common Stock and Holdings Series C Junior Voting Preferred Stock from HarnCo for $282.0 million in cash (subject to potential post-

Recapitalization adjustments as to which an additional $5.0 million was provided to HarnCo) and approximately $4.8 million liquidation preference of Holdings' 12 1/4% Series B Junior Exchangeable Preferred Stock (the "Holdings Series B Junior Preferred Stock"), and (iii) HarnCo retained approximately 20.8% of the Holdings Common Stock (after giving effect to the Transactions).

At the Recapitalization Closing, MMH entered into a number of agreements pursuant to which HII and its affiliates continued to provide to MMH and to its subsidiaries located in the United States, on an interim basis and under substantially the same terms and conditions as before the closing, certain products and services. In addition, HII and MMH entered into a credit indemnification agreement (the "Credit Indemnification Agreement") pursuant to which HII will maintain in place the credit support obligations in existence at the Recapitalization Closing but have no further duty to extend, renew or enter into any new credit support obligations (except as to the MHE Business obligations existing at the Recapitalization Closing). Under the Credit Indemnification Agreement, MMH is required to pay HII, in advance, an annual fee equal to 1% of the amounts outstanding under each letter of credit and bond provided by HII and its affiliates (approximately $9.3 million as of October 31, 2000). MMH accrued a fee of $143,743 for the year ended October 31, 2000. HII is required to refund the Company on a quarterly basis a pro-rata portion of the annual fee for any reductions in the outstanding amount of credit that occurred during such quarter. In addition, the Company will reimburse HII for certain future fees and expenses. The Company also entered into a surety arrangement (the "Surety Arrangement") to provide credit support for its post-Recapitalization Closing operations.

In connection with the Recapitalization, the Company also entered into a trademark license agreement (the "Trademark License Agreement") with an affiliate of HarnCo, pursuant to which the Company has the right to use the P&H trademark with respect to all MHE Business products on a worldwide exclusive basis from the date of the Recapitalization Closing until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, the Company or their parents or successors (and for an additional seven years thereafter for aftermarket products and services). The royalty fee for use of the trademark is 0.75% of the aggregate net sales of the MHE Business for the ten year period commencing March 30, 1999. The Company accrued $3,380,000 of expenses for royalty fees in the period from March 30, 1999 to October 31, 2000, including $2,027,000 for the year ended October 31, 2000. The Company elected to defer the payments of the royalty fee for the periods ended October 31, 1999 ($1,353,000) and October 31, 2000 ($2,027,000),
which were payable January 30, 2000 and 2001, respectively, pursuant to the terms of the Trademark License Agreement. The Trademark License Agreement provides that the annual royalty fee may be deferred for up to two years if the Company does not meet certain financial criteria. The Company can only defer up to two payments during the term of the agreement. In addition, interest accrues at 12% per year on the deferred fee payments. The Debtors and Harnischfeger continue to negotiate towards a consensual resolution of the issues arising from and related to the Recapitalization and have reached a settlement in principle, subject to definitive documentation and Bankruptcy Court approval.

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

Recent Developments

Reorganization under Chapter 11

The Company entered into several Amendments and Waivers under the Prepetition Credit Facility, dated as of January 31, 2000 through April 28, 2000, whereby, among other matters, the lenders waived compliance by the Company with required financial covenants, for the period from January 31, 2000 until 5:00 p.m. May 26, 2000 (the "Waivers"). The Waivers permitted the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 28, 2000, in an aggregate amount of up to $12.4 million, during the period as to which the Waivers applied.

On May 17, 2000, MMH Holdings, Inc. ("Holdings"), Morris Material Handling, Inc. and their domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' Chapter 11 cases have been consolidated for the purpose of joint administration under case number 00-2027(SLR). The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. No trustee has been appointed. An official committee of unsecured creditors (the "Creditors' Committee") was appointed by the office of the United States Trustee on May 30, 2000. Pursuant to the Bankruptcy Code, actions to collect certain prepetition indebtedness of the Debtors and other obligations against the Debtors may not be enforced. These claims are reflected in the balance sheet as "liabilities subject to compromise". In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional claims may arise from such rejection, and from the determination by the court (or agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. However, the Debtors have not yet completed their review of all their prepetition executory contracts and leases for assumption or rejection. See also
Note 6, Liabilities Subject to Compromise, and Note 12, Indebtedness, of the Financial Statements in Item 8.

The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of their prepetition obligations, including the authority to pay employee wages and maintain their employee benefit programs.

The Debtors filed a plan of reorganization (the "Plan") and related disclosure statement (the "Disclosure Statement") with the U.S. Bankruptcy Court on January 16, 2001. The Debtors are continuing to negotiate with their creditor constituencies regarding the Plan and anticipate making material amendments to the Plan. The Debtors are still attempting to obtain a commitment by a lender to provide the Debtors with financing to satisfy the Debtors' cash obligations under the Plan and to provide the Debtors with working capital and letters of credit and anticipate modifications to the Plan to reflect such financing. A hearing to consider approval of the Disclosure Statement is scheduled for March 23, 2001. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e., more than 50% of the number and at least 66-2/3% of the dollar amount, both based on claims actually voted) of each class of creditors whose claims are impaired by the plan. Alternatively, absent the requisite approvals, a debtor may seek Bankruptcy Court approval of its reorganization plan under "cramdown" provisions of the Bankruptcy Code, assuming certain tests are met.

The Bankruptcy Court set September 20, 2000 as the last date creditors could file proof of claims against the Debtors. There may be differences between the amounts recorded in the Debtors' schedules and financial statements and the amounts claimed by their respective creditors. Litigation may be required to resolve such disputes.

The Debtors will continue to incur significant costs associated with the reorganization. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect results while the Debtors operate under Chapter 11. See Note 5, Reorganization Items, of the Financial Statements in Item 8.

Currently, it is not possible to predict the length of time the Debtors will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders. The Company believes that the bankruptcy filing provides the Debtors with the opportunity to restructure its indebtedness. The Company plans to continue with implementation of its cost savings initiatives to bring costs in line with market requirements. Disruption of operations relating to the Chapter 11 reorganization has not had a material adverse effect on the Debtors' relationships with their creditors, suppliers or employees, however, sales and bookings for modernizations, engineered and standard cranes, hoists and components have been negatively impacted.

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect any adjustments that might result if the Debtors are unable to continue as a going concern. As a result of the Debtors' Chapter 11 filings, however, such matters are subject to significant uncertainty. The Debtors filed a plan of reorganization with the U.S. Bankruptcy Court on January 16, 2001 and anticipate filing material amendments to the Plan prior to the hearing to consider approval of the Disclosure Statement. Continuing on a going concern basis is dependent upon, among other things, the Bankruptcy Court's acceptance of such plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. The accompanying consolidated financial statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities, (ii) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority, (iii) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan of reorganization; or (iv) adjustments to the carrying value of assets or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

The Company's consolidated financial statements have been presented in conformity with the AlCPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Debtors.

Debtor-in-Possession Facility

On June 15, 2000, the Bankruptcy Court approved a $35 million Debtor-in-Possession Facility (which was subsequently reduced by agreement of the parties to $25 million) ("DIP Facility") and authorized the Debtors to use their collections in the operations of their business. Pursuant to such facility, cash collected by the Company is used to repay the Term Loans, the Revolving Credit Facility Borrowings and the Acquisition Facility Line Borrowings on a pro-rata basis and these amounts are re-loaned to the Company under a Junior DIP Facility up to $38 million. The DIP and Junior DIP Facilities contain a number of covenants that, among other things, limit the Debtors' ability to create or assume liens, consolidate or merge with other entities, create, incur, or assume additional indebtedness, dispose of certain assets and make capital expenditures. The DIP and Junior DIP Facilities also require the Debtors to comply with certain financial ratios and borrowing condition tests based on monthly measurements of the latest twelve months results of operations. The first measurement date was December 31, 2000. The Company did not meet certain of the financial covenants under the DIP Facility at December 31, 2000. The Company obtained a waiver of such financial covenants through March 30, 2001. The waiver permits the Company to continue to borrow under the DIP Facility to meet its working capital requirements. The Junior DIP Facility is junior to the DIP Facility. At October 31, 2000, $38.0 million in borrowings are outstanding under the Junior DIP Facility and are classified as current obligations in the balance sheet.

The DIP and Junior DIP Facilities benefit from superpriority administrative claim status and senior and senior liens as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured prepetition claims and all other administrative expenses incurred in the Chapter 11 case. Borrowings under the DIP Facility are priced at the Alternate Base Rate of the Post-Petition Agent under the DIP Facility plus 1.5% or, at the Debtors' option, LIBOR plus 3 1/2%. The DIP Facility had an initial maturity date of December 1, 2000, which date was automatically extended to June 1, 2001.

The principal sources of liquidity for the Company's operating requirements have been cash flows from operations and borrowings under the DIP Facility and the Junior DIP Facility. While the Company expects that such sources will provide sufficient working capital to operate its businesses, there can be no assurances that such sources will prove to be sufficient.

Immediately prior to the bankruptcy filings, the Company's UK subsidiary had a short-term bank credit line with an outstanding balance of $1.9 million. This credit line was converted to the Revolving Credit Facility borrowing in conjunction with the bankruptcy.

HII Bankruptcy Petition

On June 7, 1999, (the "HII Petition Date") HII and certain of its United States affiliates (including HarnCo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Certain provisions of the Bankruptcy Code allow a debtor to avoid, delay and/or reduce its contractual and other obligations to third parties. There can be no assurance that HII and its affiliates will not attempt to utilize such provisions to cease performance under their agreements and arrangements with the Company. The inability of the Company to receive the benefits of one or more of these agreements or the termination of ongoing arrangements between the Company and affiliates of HII (including those relating to the provision of services and materials by HII and its affiliates to the Company) could materially adversely affect the Company's operations and financial performance. In the event that any of the liabilities retained by HII and its affiliates in connection with the Recapitalization remain unsatisfied as of the HII Petition Date, the Company's right to indemnification for any such amounts it has paid on behalf of HII and its affiliates may also be avoided, delayed or reduced. Each of HII and certain of its affiliates on the one hand, and the Company and certain of its affiliates, on the other hand, have receivables and payables to the other that may be affected by the HII Bankruptcy. The Debtors and Harnischfeger continue to negotiate towards a consensual resolution of the issues arising from and related to the Recapitalization and have reached a settlement in principle, subject to definitive documentation and Bankruptcy Court approval.

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

The industry is comprised of original equipment cranes and hoists, and aftermarket parts, service and modernizations. The United States market for industrial overhead cranes and hoist products is estimated to be approximately $400 million per year and the potential aftermarket for such products is estimated to be approximately $1.2 billion per year. Management estimates that the global market is several times larger. In mature industrialized economies, original equipment sales are driven by the need for upgrades and replacements as well as capacity expansion. Technological innovations such as more compact, space efficient cranes, built in diagnostic systems and sophisticated motors and transmissions, improve operating efficiency and fuel the replacement/upgrade market. In emerging economies, however, the market for overhead cranes is tied principally to industrial development. Demand for aftermarket products and services is driven by general wear and tear of equipment and increases as a result of growth in the installed base of cranes and hoists. Industrial cranes, which typically last 20 to 50 years, require significant aftermarket support in the form of replacement parts, machine modernizations and upgrades, repairs and inspection and maintenance services. Management believes the market for service and parts will continue at approximately current levels, however, management expects the current down-turn in the crane equipment market to continue.

PRODUCTS AND SERVICES

The following presents the Company's business and operations. The Company's business and operations, however, may be significantly adversely affected by its liquidity situation and Chapter 11 filing. See "Reorganization under Chapter 11" and "Liquidity and Capital Resources." The Company's core business was founded in 1884 and material handling machinery and related equipment have been sold under the well-recognized P&H and Morris brand names since the 1890s. Management believes that the Company is one of the leading suppliers of industrial overhead cranes in North America, the United Kingdom, Australia and South Africa. Management also believes that the Company is one of the largest global providers of aftermarket products and services to the industrial crane industry. Sales outside of North America accounted for 22.5% of fiscal 2000 net sales, with Western Europe representing 14.5% and the Pacific Rim representing 4.4% of net sales. For additional geographical information, see the Financial Statements and notes thereto appearing elsewhere herein.

The Company operates through two distinct but interrelated business groups: (i) original equipment and (ii) aftermarket products and services. See Note 24, Subsequent Events, of the Financial Statements in Item 8.

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

Each segment has a manager who is accountable to and maintains regular contact with the Chief Executive Officer and Chief Financial Officer. The Company evaluates performance of its segments based on operating income, determined on a basis consistent with amounts reported in the consolidated financial statements.

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

The Equipment and Aftermarket - Other segment is the Company's brake manufacturing operation in Canada. Approximately 21% of this segment's sales in FY 2000 were to other Company segments. The Company sold this operation in December 1999.

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

The Engineered Products and Automation - Europe segment focuses on the manufacture of highly engineered material handling systems for use in automated warehouse units at the Company's facility located in Loughborough, England, and provides software support for the automated warehouse units installed at customer locations.

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

In 1999, the Company reorganized its Distribution and Service - North America segment along geographic lines to form eight North American regions. They include five in the United States, two in Canada and one in Mexico. The reorganization allowed the Company to strengthen its customer focus by providing capable crane engineering, sales, service, manufacturing and parts support on a local basis. By centralizing engineering, manufacturing and parts at each regional headquarters, the Company has been able to reduce selling, general and administrative expenses.

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

                                        Number of                     Number of
                                          Branch                       Service
Region                 Headquarters     Locations    Manufacturer    Technicians
--------------------------------------------------------------------------------
Northeast          Philadelphia, PA         4            Yes              24
Southeast          Birmingham, AL           4            Yes              46
Western            Dallas, TX               8             No              47
Great Lakes        Franklin, OH             7            Yes              53
Midwest            Waukesha, WI             4             No              26
Eastern Canada     Hamilton, Ontario        5            Yes              31
Western Canada     Edmonton, Alberta        6            Yes              24
Chile              Santiago, Chile          2             No              10
Mexico             Mexico City              2            Yes               7
United Kingdom     Loughborough            12            Yes              60
South Africa       Johannesburg             9            Yes              35
Australia          Sydney                   3            Yes              18
Singapore          Tuas                     1            Yes               4
Thailand           Bangkok                  2            Yes               6
                                           --                            ---
                                           69                            391

In 1999 the Company acquired a distributor and regional crane builder located in Philadelphia, Pennsylvania and a service business in North Carolina. These acquisitions together with ongoing growth added four branch locations, and approximately 50 service technicians. During the year ended October 31, 2000, the Company did not acquire any new companies and is not planning any acquisitions in 2001.

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

BACKLOG

The Company's backlog of orders at October 31, 2000 was approximately $59.9 million compared to approximately $77.4 million at October 31, 1999. Bookings for the year ended October 31, 2000 were $250.6 million as compared to $274.3 million for the year ended October 31, 1999. The change in backlog is due to lower bookings and completion of several large projects that were in backlog the previous year. Bookings for modernizations, engineered and standard cranes, hoists and components were negatively impacted by the Company's filing voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company's orders for standard hoist products are usually shipped within 3 to 12 weeks. Overall lead times for products that are manufactured to customer's specifications typically range between 12 and 40 weeks. The entire backlog of orders is anticipated to be shipped in fiscal 2001.

WARRANTIES

The Company generally provides a warranty on its products for periods of one to two years. At October 31, 2000, the Company had accrued warranties of approximately $2.3 million.

TRADEMARKS AND BRAND NAMES

The Company offers its equipment and services primarily under the P&H and Morris brand names. The P&H and Morris trademarks, which have been consistently used for over 100 years, are recognized in important markets around the world. P&H is currently used on above-ground mining equipment manufactured by HarnCo, mobile construction cranes manufactured by Terex (the successor to the former mobile construction crane division of HarnCo), as well as on the crane and hoist products manufactured by the Company and related services offered by the Company. HarnCo has licensed to the Company the sole and exclusive right to use the P&H trademark on a worldwide basis in connection with "through-the-air" material handling original equipment from the date of the Recapitalization Closing until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, the Company or their parents or successors, and for an additional seven years in connection with aftermarket products and services. The royalty fee for use of the trademark is 0.75% of the aggregate net sales of the MHE Business for the ten year period which commenced March 30, 1999. The Company accrued $3,380,000 of expenses for royalty fees in the period from March 30, 1999 to October 31, 2000. The Company has elected to defer the payments of the royalty for the periods ended October 31, 1999 and 2000, which would otherwise be payable on January 30, 2000 and 2001, respectively, pursuant to the terms of Trademark License Agreement. The Trademark License Agreement provides that the annual royalty fee may be deferred for up to two years if the Company does not meet certain financial criteria. The Company can only defer up to two payments during the term of the agreement. In addition, interest accrues at 12% per year on the deferred fee payments. The Debtors and Harnischfeger continue to negotiate towards a consensual resolution of the issues arising from and related to the Recapitalization and have reached a settlement in principle, subject to definitive documentation and Bankruptcy Court approval. See "Certain Relationships and Related Transactions."

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

PATENTS

The Company owns 49 United States patents and pending patent applications and 41 foreign patents and pending patent applications, primarily in Canada, Japan, Mexico, Chile, the European Union and the United Kingdom. The

Company has acquired patents pertaining to improvements in stacker cranes, portal cranes, anti-sway cable reeving systems for cranes, automation and controls, and crane wheel and rail configurations to prevent skewing of rail-mounted cranes. Most of the products manufactured by the Company are proprietary in design and the Company is not aware of any subsisting patents held by others which would be infringed by the manufacture and sale of the Company's current lines of crane and hoist products. Patents are important to the Company because, among other things, they prevent competitors from using the Company's proprietary inventions and designs. The Company believes this provides a competitive advantage in the marketplace. However, the Company's overall competitive position is not dependent upon a particular patent, nor would the loss of any particular patent have a material impact upon the Company's competitive or financial position. Nonetheless, the Company expects to continue to protect its proprietary technology through patents and other forms of intellectual property. The Company has aggressively pursued infringement of its proprietary rights and intends to continue to do so should the need arise. The Company's patents have a duration ranging from approximately one to eighteen years, depending on the filing dates of the patent applications.

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

GOVERNMENTAL REGULATION

    Environmental Regulation

    The Company's operations and properties worldwide are subject to extensive and changing legal requirements and regulations pertaining to environmental matters. In 2000, expenditures in connection with the Company's compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on the Company's earnings or competitive position.

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

    Under the Clean Air Act, the States have adopted an array of control measures and programs to minimize certain hazardous air pollutants and particulate matter. In 1995, the Company submitted a timely air permit application for its Oak Creek operations and is waiting for final review and issuance of a permit from the Wisconsin Department of Natural Resources. The Company is protected under the permit shield provision of the Clean Air Act. The Company has obtained necessary permits for other affected facilities. Foreign clean air laws and regulations address many of the same pollutants and issues. Under England's Clean Air Regulations adopted April 1998, the Company has submitted an air permit application for its

    Loughborough facility. A permit was approved and issued by the Charnwood Borough Council November 2000. Considerable regulatory activity is expected in the next ten years with the implementation of 1997 changes to the national ambient air quality standards for ozone and particulate matter, although that rulemaking is currently subject to litigation and thus may be delayed. The Company has made a number of select investments in equipment at its primary manufacturing sites in anticipation of these changes. The adoption of some of these additional clean air regulations might require the Company to make further capital expenditures not currently anticipated and that may be material.

    In connection with the ownership of its properties and operation of its business, the Company may also be subject to liability under various federal, state, local and foreign laws, regulations and ordinances relating to clean-up and removal of hazardous substances on, under or in such properties. Certain laws, such as the Comprehensive Environmental Response, Compensation and Liability Act, typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous substances. Persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous substances also may be liable for the costs of removal and remediation of such substances at the treatment or disposal site, regardless of whether such site is owned or operated by such person. Under the terms of the Recapitalization Agreement, HarnCo retained all liability for the only two, open environmental clean-up claims brought against HarnCo in the Milwaukee area. During fiscal year 2000, an environmental assessment was conducted at the Company's Loughborough, England facility which included soil and groundwater testing throughout the property. Results of this study warranted notification to the Environmental Agency in West Bridgeford, Nottingham. At this time it appears that certain "hot spots" of hydrocarbon contamination on the property will require soil removal and remediation for which costs may be material. Also, based on the test results, there are other portions of the property which, if developed, may require soil removal and remediation relative to heavy metals which costs may also be material. It is uncertain whether further testing will be required or what future actions may be warranted and whether it will have an adverse impact on the Company's financial performance. The Company and its management are not aware of any other material environmental clean-up claim which is pending or is threatened against the Company, but there can be no assurance that any such claim will not be asserted against the Company in the future. See also Item 3 - Legal Proceedings.

    In regards to ongoing environmental compliance reporting, the Company has developed an "Annual Compliance Calendar" matrix for all required facility reports and has staff designated to lead compliance activities at each facility. A key component of the Company's environmental strategic management plan is continuous awareness and training for managers and employees.

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

    Other Regulation

    The Company's operations also are subject to many other laws and regulations, including those relating to workplace safety and worker health (principally OSHA and regulations thereunder in the United States and similar laws in most other countries). In fiscal 2000, expenditures in connection with the Company's compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on the Company's earnings or financial position. Additionally, the Company believes it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its cash flow, results of operations or financial condition.

Employees

At December 31, 2000, the Company employed 1,840 persons, of whom 647 were hourly and 1,193 were salaried personnel. Approximately 56.5% of the Company's hourly employees are represented by unions. The Company's unionized employees in Oak Creek, Wisconsin are covered by a collective bargaining agreement with the United Steelworkers of America, Local 1114, which expires August 31, 2002. The unionized employees in Philadelphia, Pennsylvania are covered by a collective bargaining agreement with the International Association of Bridge, Structural, Ornamental and Reinforcing Iron Workers, Local 502, which expires July 31, 2003. In addition, the Company is a party to several agreements with unions representing certain of its employees in Mexico, South Africa and the United Kingdom. These agreements all have one year terms. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

    The Company maintains its corporate headquarters in Oak Creek, Wisconsin and conducts its principal operations at the following facilities:

                                                                                  SQUARE                         OPERATING
LOCATION                      UTILIZATION                                         FOOTAGE    OWNED/LEASED       SEGMENT (H)
-------------------------------------------------------------------------------------------- -------------------------------
Loughborough, U.K.            Crane/hoist manufacturing                           420,000    Owned                  (4), (5)
Oak Creek, WI                 Crane/hoist/winch manufacturing                     277,000    Owned                  (1)
Johannesburg, S.A.            Crane/hoist manufacturing                           124,000    Owned                  (7)
Franklin, OH                  Regional fabrication/remanufacturing                 75,000    Owned                  (3)
Mexico City, Mexico           Crane/hoist manufacturing/distribution/service       65,000    Owned                  (3)
Edmonton, Canada              Crane/hoist regional manufacturing/service           58,300    Owned                  (3)
Burlington, Ontario, Canada   Crane manufacturing/distribution/service             20,000    Owned                  (3)
Windsor, WI                   Crane/hoist remanufacturing                          55,000    Leased (a)             (1)
Mauldin/Greenville, SC        Regional crane assembly/service                       4,000    Leased (b)             (3)
Philadelphia, PA              Regional crane assembly/service                      39,000    Leased (c)             (3)
Birmingham, AL                Regional crane assembly/service                      46,500    Owned/Leased (d)       (3)
Melbourne, Australia          Crane/hoist manufacturing/service                    30,000    Leased (e)             (6)
Singapore, Singapore          Parts warehouse/crane assembly/hoist distribution    21,200    Licensed (f)           (6)
Sydney, Australia             Material handling equipment distribution/service     14,000    Leased (g)             (6)

(a)      Lease expires May 31, 2002.
(b)      Lease expires June 30, 2003.
(c)      Lease expired July 31, 2000 but was extended to March 31, 2001.
(d) The Company owns a 36,500 square foot property with the exception of a portion thereof leased (with an option to purchase) from the Industrial Revenue Board of Birmingham. The remaining 10,000 square feet is under a lease that expires December 31, 2004.
(e)      Lease expires August 4, 2003.
(f) The property is held under a license granted pursuant to a building agreement with the Jurong Town Corporation of Singapore. Subject to compliance with certain stipulated conditions in such agreement, the Company is to be granted a 30-year lease of the property from April 1, 1994.
(g)      Lease expires June 30, 2003.
(h)      The operating segments are as follows:
         (1)    Equipment and Aftermarket - Americas
         (2)    Equipment and Aftermarket - Other
         (3)    Distribution and Service - North America
         (4)    Engineered Products and Automation - Europe
         (5)    Equipment and Aftermarket - Europe
         (6)    Equipment and Aftermarket - Asia Pacific
         (7)    Equipment and Aftermarket - South Africa

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

ITEM 3. LEGAL PROCEEDINGS

Chapter 11 Bankruptcy Filing

As a result of the bankruptcy filings, litigation relating to prepetition claims against the Debtors is stayed. See also Item 1, Recent Developments - Reorganization under Chapter 11, for information regarding our bankruptcy proceedings.

General

On October 28, 1996, a strong windstorm caused significant damage to the Belview container-handling terminal at the Port of Waterford in Ireland. One container-handling crane sold by the Company's United Kingdom subsidiary was destroyed and another was seriously damaged. The two cranes were sold to the Waterford Harbour Commissioners in 1992 and commissioned for use in 1993. On October 19, 1998, the Waterford Harbour Commissioners wrote to the Company and provided a notice of arbitration, asserting breach of contract, negligence and breach of duty against the Company's United Kingdom subsidiary in connection with the destroyed and damaged cranes. The Waterford Harbour Commissioners claimed direct damages of IR(pound)8.5 million ($9.1 million based on exchange rates at October 31, 2000) and consequential damages of IR(pound)4.9 million ($5.3 million based on exchange rates at October 31, 2000. The port operator, Bell Lines, Limited, filed a similar claim against the Company's United Kingdom subsidiary in October 1999, asserting unspecified damages. Management intends to vigorously defend both matters. The Company's insurance carriers have agreed to provide defense coverage for the accident and limited indemnification if the Company is unsuccessful in defending the claims. The Company and its United Kingdom subsidiary have initiated litigation in the Milwaukee County Circuit Court against Ace American Insurance Company, AON Risk Services, Inc. of Illinois, and National Union Fire Insurance Company of Pittsburgh, Pennsylvania, seeking additional insurance coverage for indemnification obligations. While the Company believes that it will obtain a favorable resolution (either by successfully defending the claim or by obtaining insurance coverage thereon), no assurances can be made as to the final outcome of the claims. If the Company's United Kingdom subsidiary is found liable for the claims and is unable to obtain insurance coverage therefore, there could be a material adverse effect on the Company's operations and financial performance. Based upon the current status of this matter, no related liability has been accrued at October 31, 2000.

In connection with the sale of substantially all assets of the Company's United Kingdom Group in March 2001, (see also Note 24, Subsequent Events) the Company's U.K. operating subsidiaries were placed in administrative receivership as a result of their inability to satisfy claims made by creditors pursuant to guarantees made by such subsidiaries under the Prepetition Credit Facility. It is not yet certain as to the impact this will have on the litigation discussed above; however, these subsidiaries will not have sufficient assets to settle all third party liabilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for Holdings' Voting Common Stock, par value $.01 per share (the "Holdings Voting Common Stock"), or Holdings' Nonvoting Common Stock, par value $.01 per share (the "Holdings Nonvoting Common Stock"). As of January 31, 2001, there were two holders of Holdings Voting Common Stock and nine holders of Holdings Nonvoting Common Stock.

Holdings has not paid or declared any cash dividends during the last two fiscal years and does not anticipate paying cash dividends on the Holdings Voting Common Stock or Holdings Nonvoting Common Stock in the foreseeable future. The ability of Holdings to obtain cash resources to pay cash dividends on its capital stock is restricted by the terms of the Prepetition Credit Facility and the indenture that governs the Senior Notes (the "Note Indenture") . See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

There is no established public trading market for MMH's Common Stock, par value $.01 per share (the "MMH Common Stock"). Holdings owns all of the issued and outstanding MMH Common Stock.

MMH did not pay any dividends to Holdings during fiscal 2000.

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

ITEM 6. SELECTED FINANCIAL DATA

For the purposes of periods prior to the Recapitalization presented in this Form 10-K, it is assumed that Holdings has historically owned the capital stock of MMH, that all the assets of the MHE Business were owned by subsidiaries of MMH and that, immediately prior to the consummation of the Recapitalization, the historical combined financial statements of Holdings were identical to those of the Company.

                               MMH Holdings, Inc.
                             Selected Financial Data
                             (dollars in thousands)

                                                                Fiscal Year Ended October 31,
                                               ------------------------------------------------------------
                                                  2000         1999         1998         1997        1996
                                               ---------    ---------    ---------    ---------   ---------
INCOME STATEMENT DATA:
Net sales                                      $ 268,074    $ 294,195    $ 317,857    $ 353,350   $ 323,735
Gross profit                                      57,292       75,492       90,866       92,556      76,176
Other income - net                                    --          392        1,331        2,649       1,149
Selling, general and Administrative expenses      70,372       72,439       63,152       56,806      44,968
Impairment loss on long-lived assets              16,009           --           --           --          --
Reorganization items                               7,850           --           --           --          --
HII Management fee                                    --           --        1,155        2,862       2,341
Nonrecurring employee benefit costs (a)               --           --        1,216           --          --
                                               ---------    ---------    ---------    ---------   ---------
Operating income (loss)                          (36,939)       3,445       26,674       35,537      30,016

Net income (loss)                                (56,746)     (98,205)       4,291    $  20,853   $  18,446
                                                                                      =========   =========
Dividends on preferred stock                     (13,283)     (12,322)      (6,545)

Amortization of preferred stock discount            (581)        (581)        (338)
                                               ---------    ---------    ---------
Net loss attributable to Common Stock          $ (70,610)   $(111,108)   $  (2,592)
                                               =========    =========    =========

                                                          As of October 31,
                                         ----------------------------------------------------
                                           2000       1999       1998       1997       1996
                                         --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Total assets                             $176,171   $226,836   $310,997   $199,600   $189,058
Total debt (b)                             38,748    297,114    265,338      6,088      2,044
Mandatorily redeemable preferred stock    122,109    108,245     95,351         --         --

--------------
(a) Represents incentives to certain members of management. While the cost of the incentive payments appear on the Company's income statement, HII, the Company's former parent, not the Company, was responsible for paying these incentives.

(b) At October 31, 2000, total debt excludes prepetition debt which is included in Liabilities Subject to Compromise.

                         Morris Material Handling, Inc.
                             Selected Financial Data
                             (dollars in thousands)

                                                           Fiscal Year Ended October, 31
                                          -----------------------------------------------------------
                                             2000         1999         1998        1997        1996
                                          ---------    ---------    ---------   ---------   ---------
INCOME STATEMENT DATA:
Net sales                                 $ 268,074    $ 294,195    $ 317,857   $ 353,350   $ 323,735
Gross profit                                 57,292       75,492       90,866      92,556      76,176
Other income - net                               --          392        1,331       2,649       1,149
Selling, general and Administrative
   expenses                                  70,372       72,439       63,152      56,806      44,968
Impairment loss on long-lived assets         16,009           --           --          --          --
Reorganization items                          7,850           --           --          --          --
HII Management fee                               --           --        1,155       2,862       2,341
Nonrecurring employee benefit costs (a)          --           --        1,216          --          --
                                          ---------    ---------    ---------   ---------   ---------
Operating income (loss)                     (36,939)       3,445       26,674      35,537      30,016

Net income                                $ (56,746)   $ (98,205)   $   4,291   $  20,853   $  18,446
                                          =========    =========    =========   =========   =========

                                        As of October 31,
                      ----------------------------------------------------
                        2000       1999       1998       1997       1996
                      --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Total assets          $176,171   $226,836   $310,997   $199,600   $189,058
Total debt (b)          38,748    297,114    265,338      6,088      2,044

--------------
(a) Represents incentives to certain members of management. While the cost of the incentive payments appear on the Company's income statement, HII, the Company's former parent, not the Company, was responsible for paying these incentives.

(b) At October 31, 2000, total debt excludes prepetition debt which is included in Liabilities Subject to Compromise.

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

On May 17, 2000, MMH Holdings, Inc. ("Holdings"), Morris Material Handling, Inc. and their domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' Chapter 11 cases have been consolidated for the purpose of joint administration under case number 00-2027(SLR). The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. No trustee has been appointed. An official committee of unsecured creditors (the "Creditors' Committee") was appointed by the office of the United States Trustee on May 30, 2000. Pursuant to the Bankruptcy Code, actions to collect certain prepetition indebtedness of the Debtors and other obligations against the Debtors may not be enforced. These claims are reflected in the balance sheet as "liabilities subject to compromise". In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional claims may arise from such rejection, and from the determination by the court (or agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. However, the Debtors have not yet completed their review of all their prepetition executory contracts and leases for assumption or rejection. See also
Note 6, Liabilities Subject to Compromise, and Note 12, Indebtedness of the Financial Statements in Item 8.

The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of their prepetition obligations, including the authority to pay employee wages and maintain their employee benefit programs.

The Debtors filed a plan of reorganization (the "Plan") and related disclosure statement (the "Disclosure Statement") with the U.S. Bankruptcy Court on January 16, 2001. The Debtors are continuing to negotiate with their creditor constituencies regarding the Plan and anticipate making material amendments to the Plan. The Debtors are still attempting to obtain a commitment by a lender to provide the Debtors with financing to satisfy the Debtors' cash obligations under the Plan and to provide the Debtors with working capital and letters of credit and anticipate modifications to the Plan to reflect such financing. A hearing to consider approval of the Disclosure Statement is scheduled for March 23, 2001. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e., more than 50% of the number and at least 66-2/3% of the dollar amount, both based on claims actually voted) of each class of creditors whose claims are impaired by the plan. Alternatively, absent the requisite approvals, a debtor may seek Bankruptcy Court approval of its reorganization plan under "cramdown" provisions of the Bankruptcy Code, assuming certain tests are met.

The Bankruptcy Court set September 20, 2000 as the last date creditors could file proof of claims against the Debtors. There may be differences between the amounts recorded in the Debtors' schedules and financial statements and the amounts claimed by their respective creditors. Litigation may be required to resolve such disputes.

The Debtors will continue to incur significant costs associated with the reorganization. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect results while the Debtors operate under Chapter 11. See Note 5, Reorganization Items, of the Financial Statements in Item 8.

Currently, it is not possible to predict the length of time the Debtors will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders. The Company believes that the filing provides the Debtors with the opportunity to restructure its indebtedness. The Company plans to continue with implementation of its cost savings initiatives to bring costs in line with market requirements. Disruption of operations relating to the Chapter 11 reorganization has not had a material adverse effect on the Debtors' relationships with their creditors, suppliers or employees, however, sales and bookings for modernizations, engineered and standard cranes, hoists and components have been negatively impacted.

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect any adjustments that might result if the Debtors are unable to continue as a going concern. As a result of the Debtors' Chapter 11 filings, however, such matters are subject to significant uncertainty. The Debtors filed a plan of reorganization with the U.S. Bankruptcy Court on January 16, 2001. Continuing on a going concern basis is dependent upon, among other things, the Bankruptcy Court's acceptance of such plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. The accompanying consolidated financial statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities, (ii) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority, (iii) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan of reorganization; or (iv) adjustments to the carrying value of assets or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

The Company's consolidated financial statements have been presented in conformity with the AlCPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Debtors.

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

In conjunction with the Recapitalization, which closed on March 30, 1998 (the "Recapitalization Closing"), Holdings sold $60.0 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings' 12% Series A Senior Exchangeable Preferred Stock (the "Holdings Series A Senior Preferred Stock") and 720 shares of non-voting common stock, to institutional investors. In addition, MMH sold $200.0 million aggregate principal amount of its 9 1/2% Senior Notes due 2008 (the "Senior Notes") and entered into a senior secured credit facility (the "Prepetition Credit Facility"). The Prepetition Credit Facility includes $55.0 million of term loans (the "Term Loans"), a revolving credit facility (the "Revolving Credit Facility") and an acquisition facility (the "Acquisition Facility"). The Revolving Credit Facility initially provided the Company with up to $70.0 million of available borrowings for working capital, acquisitions and other corporate purposes, subject to compliance with certain conditions. The Acquisition Facility initially permitted the Company to borrow up to $30.0 million until the third anniversary of the Recapitalization Closing to finance acquisitions, subject to compliance with certain conditions. The Prepetition Credit Facility was amended on August 2, 1999. As amended, the Revolving Credit Facility provided $50.7 million of available borrowings ($10.0 million of which was required to be reserved for issuance of letters of credit), and the Acquisition Facility provided for $12.4 million of borrowings ($7.4 million of which was previously funded by the lenders under the Prepetition Credit Facility and $5.0 million of which was funded by indirect equity holders in Holdings) for acquisitions and general corporate purposes. No additional borrowings under the Acquisition Facility are available from lenders under the Prepetition Credit Facility. In connection with, and as a condition to, the lenders under the Prepetition Credit Facility entering into the August 2, 1999 Amendment to the Prepetition Credit Facility, certain of the current indirect equity holders in Holdings purchased, through Martin Crane L.L.C. ("Martin Crane"), a newly formed limited liability company, a $5.0 million participation in the Prepetition Credit Facility and received shares of non-voting common stock of Holdings, in consideration therefor. As a result, at October 31 2000, MHE Investments owned approximately 54.5% of the Holdings Common Stock, HarnCo owned approximately 15.6% of the Holdings Common Stock, institutional investors own approximately 4.9% of the Holdings Common Stock and Martin Crane owns approximately 25.0% of the Holdings Common Stock.

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

At the Recapitalization Closing, MMH entered into a number of agreements pursuant to which HII and its affiliates continued to provide to MMH and to its subsidiaries located in the United States, on an interim basis and under substantially the same terms and conditions as before the closing, certain products and services. In addition, HII and MMH entered into a credit indemnification agreement (the "Credit Indemnification Agreement") pursuant to which HII will maintain in place the credit support obligations in existence at the Recapitalization Closing but have no further duty to extend, renew or enter into any new credit support obligations (except as to the MHE Business obligations existing at the Recapitalization Closing). Under the Credit Indemnification Agreement, MMH is required to pay HII, in advance, an annual fee equal to 1% of the amounts outstanding under each letter of credit and bond provided by HII and its affiliates (approximately $9.3 million as of October 31, 2000). MMH accrued a fee of $143,743 for the year ended October 31, 2000. HII is required to refund the Company on a quarterly basis a pro-rata portion of the annual fee for any reductions in the outstanding amount of credit that occurred during such quarter. In addition, the Company will reimburse HII for certain future fees and expenses. The Company also entered into a surety arrangement (the "Surety Arrangement") to provide credit support for its post-Recapitalization Closing operations.

In connection with the Recapitalization, the Company also entered into a trademark license agreement (the "Trademark License Agreement") with an affiliate of HarnCo, pursuant to which the Company has the right to use the P&H trademark with respect to all MHE Business products on a worldwide exclusive basis from the date of the Recapitalization Closing until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, the Company or their parents or successors (and for an additional seven years thereafter for aftermarket products and services). The royalty fee for use of the trademark is 0.75% of the aggregate net sales of the MHE Business for the ten year period commencing March 30, 1999. The Company accrued $3,380,000 of expenses for royalty fees in the period from March 30, 1999 to October 31, 2000, including $2,027,000 for the year ended October 31, 2000. The Company elected to defer the payments of the royalty fee for the periods ended October 31, 1999 ($1,353,000) and 2000 ($2,027,000), which were payable January 30, 2000 and 2001, respectively, pursuant to the terms of the Trademark License Agreement. The Trademark License Agreement provides that the annual royalty fee may be deferred for up to two years if the Company does not meet certain financial criteria. The Company can only defer up to two payments during the term of the agreement. In addition, interest accrues at 12% per year on the deferred fee payments. The Debtors and Harnischfeger continue to negotiate towards a consensual resolution of the issues arising from and related to the Recapitalization and have reached a settlement in principle, subject to definitive documentation and Bankruptcy Court approval.

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

Debtor-in-Possession Facility. As discussed above, on May 17, 2000, Holdings, MMH and their domestic operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On June 15, 2000, the Bankruptcy Court approved a $35 million Debtor-in-Possession Facility (which was subsequently reduced by agreement of the parties to $25 million) ("DIP Facility") and authorized the Debtors to use their collections in the operations of their business. Pursuant to such facility, cash collected by the Company is used to repay the Term Loans, the Revolving Credit Facility Borrowings and the Acquisition Facility Line Borrowings on a pro-rata basis and these amounts are re-loaned to the Company under a Junior DIP Facility up to $38 million. The DIP and Junior DIP Facilities contain a number of covenants that, among other things, limit the Debtors' ability to create or assume liens, consolidate or merge with other entities, create, incur, or assume additional indebtedness, dispose of certain assets and make capital expenditures. The DIP and Junior DIP Facilities also require the Debtors to comply with certain financial ratios and borrowing condition tests based on monthly measurements of the latest twelve months results of operations. The first measurement date is December 31, 2000. The Junior DIP Facility is junior to the DIP Facility. At October 31, 2000, $38.0 million in borrowings are outstanding under the Junior DIP Facility and are classified as current obligations in the balance sheet.

The DIP and Junior DIP Facilities benefit from superpriority administrative claim status and senior and junior liens as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured prepetition claims and all other administrative expenses incurred in the Chapter 11 case. Borrowings under the DIP Facility are priced at the Alternate Base Rate of the Post-Petition Agent under the DIP Facility plus 1.5% or, at the Debtors' option, LIBOR plus 3 1/2%. The DIP Facility has an initial maturity date of December 1, 2000, which date was automatically extended to June 1, 2001. Borrowings under the Junior DIP Facility are priced at the Alternate Base Rate of the Post-Petition Agent under the DIP Facility plus 2.0% or, at the Debtors' option, LIBOR plus 3 1/2%. This Junior DIP Facility matures on the earlier of the initial maturity date of December 1, 2000, which date was automatically extended to June 1, 2001.

The principal sources of liquidity for the Company's operating requirements have been cash flows from operations and borrowings under the DIP Facility and the Junior DIP Facility. While the Company expects that such sources will provide sufficient working capital to operate its businesses, there can be no assurances that such sources will prove to be sufficient.

Immediately prior to the bankruptcy filings, the Company's UK subsidiary had a short-term bank credit line with an outstanding balance of $1.9 million. This credit line was converted to the Revolving Credit Facility borrowing in conjunction with the bankruptcy.

HII Bankruptcy Petition. On June 7, 1999, (the "HII Petition Date") HII and certain of its United States affiliates (including HarnCo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Certain provisions of the Bankruptcy Code allow a debtor to avoid, delay and/or reduce its contractual and other obligations to third parties. There can be no assurance that HII and its affiliates will not attempt to utilize such provisions to cease performance under their agreements and arrangements with the Company. The inability of the Company to receive the benefits of one or more of these agreements or the termination of ongoing arrangements between the Company and affiliates of HII (including those relating to the provision of services and materials by HII and its affiliates to the Company) could materially adversely affect the Company's operations and financial performance. In the event that any of the liabilities retained by HII and its affiliates in connection with the Recapitalization remain unsatisfied as of the HII Petition Date, the Company's right to indemnification for any such amounts it has paid on behalf of HII and its affiliates may also be avoided, delayed or reduced. Each of HII and certain of its affiliates on the one hand, and the Company and certain of its affiliates, on the other hand, have receivables and payables to the other that may be affected by the HII Bankruptcy. The Debtors and Harnischfeger continue to negotiate towards a consensual resolution of the issues arising from and related to the Recapitalization and have reached a settlement in principle, subject to definitive documentation and Bankruptcy Court approval.

ACQUISITIONS AND DIVESTITURES

Acquisitions- During the year ended October 31, 2000, the Company did not make any acquisitions. During the year ended October 31, 1999, the Company completed two acquisitions with an aggregate purchase price of $4.1 million, net of cash acquired. During 1998, the Company completed several acquisitions for an aggregate purchase price of $8.9 million, net of cash acquired. These acquisitions were related to the Company's aftermarket business and were accounted for as purchase transactions with the purchase prices allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill of the transactions, $2.5 million for the 1999 transactions and $8.3 million for the 1998 transactions, is being amortized over 10 to 40 years. The resulting deferred purchase price will be paid in 2004 and 2005 for the 1999 acquisitions, and in annual installments through 2006 for the 1998 acquisition. The two fiscal 1999 acquisitions added approximately $13.7 million in sales and $1.5 million in operating income to the Company's results.

During the year ended October 31, 1999, the Company made final consideration payments of $1.5 million related to two 1998 acquisitions. With respect to a 1995 acquisition, the Company made a final contingent consideration payment of $1.4 million in the year ended October 31, 1999. Additionally, a payment of $100,000 was made during both 2000 and 1999 toward a fiscal 1998 purchase which was partially financed by the seller and a payment of $110,000 was made during the year ended October 31, 2000 toward the fiscal 1999 purchase which was partially financed by the seller. On a pro forma basis, the 1999 and 1998 acquisitions were not material to results of operations reported for the year ended October 31, 1999 and accordingly, such information is not presented.

Divestitures-On December 16, 1999, the Company completed the sale of the Company's brake manufacturing operation (the "Brake Business") located in Mississauga, Ontario, Canada, for a net sale price of $6.8 million after deduction of certain transaction-related items, including taxes. During fiscal year 2000, the Brake Business contributed $0.5 million in sales and no operating income to the Company's results.

In accordance with the Prepetition Credit Facility, as amended by the Amendment, the Company was permitted to apply half of the net proceeds of the sale of the Brake Business (which amounted to $3.4 million) to general corporate purposes, which the Company would otherwise have been required to use to prepay indebtedness under the Prepetition Credit Facility. After consummation of the sale, the Company repaid $3.1 million of the outstanding term loans ($2.4 million of which was applied to the final scheduled principal payment obligation with respect to the term loans) and repaid $0.3 million on the Acquisition Facility. A pre-tax gain of $6.4 million was recognized on this transaction.

RESULTS OF OPERATIONS

FISCAL 2000 AS COMPARED TO FISCAL 1999

Net sales in 2000 decreased $26.1 million or 8.9% to $268.1 million from $294.2 million in 1999. Generally, sales in 2000 were negatively impacted by the Company's filing voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code as well as a slowdown in the market. More specifically, the decrease in net sales was primarily caused by the following: (i) a decrease of $4.6 million in engineered cranes sales in the United States due to a slowdown in new orders during the year; (ii) a $2.8 million decrease in South African engineered cranes where a large project was performed during the prior fiscal year; (iii) a $10.6 million decrease in standard crane sales; (iv) a $5.3 million decrease in hoist sales in the United States and the United Kingdom which was partially offset by a $2.7 million increase in hoists for southeast Asia as that market begins to show renewed activity; (v) a $4.0 million decrease in sales of modernizations in the United States as a result of no large projects performed during fiscal year 2000 similar to those in fiscal year 1999; and (vi) a $2.3 million decrease in service sales in Australia due to a reclassification of machine sales previously reported as service sales. These decreases were partially offset by a $3.3 million increase in service sales in the United States.

Cost of sales decreased $7.9 million or 3.6% to $210.8 million in 2000 from $218.7 million in 1999 primarily due to the lower sales volume described above. However, cost of sales as a percentage of net sales has increased from 74.3% in 1999 to 78.6% in 2000 due mainly to lower selling prices in the engineered cranes, hoist and service markets as a result of competitive pressures as well as lower production volumes.

Selling, general and administrative expenses decreased $2.0 million or 2.8% in 2000, from $72.4 million in 1999 to $70.4 million in 2000. This decrease came in the fourth quarter and was due mainly to a decrease in professional fees incurred related to normal business issues, continued headcount reductions worldwide and no international goodwill amortization in the fourth quarter since it was written off in its entirety during the third quarter. These decreases were partially offset by (i) additional expenses due to a fiscal 1999 acquisition in the second quarter of 1999; (ii) additional contract related costs associated with the port crane business in the United Kingdom; and (iii) the write-off of accounts receivable due from a Malaysian joint venture.

Professional fees related to the restructuring of the Company's operations and capital structure for the year ended October 31, 2000 are included as a separate line item in the Condensed Statements of Operations and Comprehensive Loss entitled "Reorganization Items". It also includes fees paid relative to the DIP Facility financing and accrued retention plan costs. There are no similar expenses in the year ended October 31, 1999.

Operating results for the year ended October 31, 2000 also included an impairment loss on long-lived assets. Consistent with prior periods, the Company assessed the carrying value of goodwill at each quarter-end during fiscal 2000. Such assessment included, as appropriate, a comparison of (a) the estimated future nondiscounted cash flows, excluding interest, anticipated to be generated during the remaining amortization period of the goodwill to (b) the net carrying value of goodwill. Based upon the continued negative trends in the operating results of non-North American businesses and shortfalls in actual third quarter operating results compared with estimates developed during the second quarter, management concluded that future operating cash flows, excluding interest, did not support the recoverability of recorded goodwill over the remaining amortization period. Accordingly, the Company assessed the fair value of the related businesses and wrote-off the remaining unamortized goodwill balances related to its non-North American operations of approximately $16.0 million in the third quarter of fiscal 2000.

During fiscal 2000, the Company also recorded a loss of $0.8 million on the disposal of fixed assets. This loss relates to fixed assets of a distribution and service business that were written-off during the quarter.

Approximately $22.4 million in interest expense, including $2.4 million in amortization of related financing costs, was recorded during fiscal 2000 compared to $30.0 million, including $2.5 million in amortization of related financing costs, in fiscal 1999. As a result of the bankruptcy filings, principal and interest payments may not be made on prepetition debt without Bankruptcy Court approval or until a reorganization plan or plans defining the repayment terms have been confirmed. Interest due under the Prepetition Credit Facility is being paid by the Debtors as "adequate protection" pursuant to an order of the Bankruptcy Court. The total interest on prepetition debt that was not paid or charged to earnings for the period from May 17, 2000 to October 31, 2000 was $9.2 million. Such interest is not being accrued since it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to unsecured claims. The Company paid $9.3 million and $27.7 million of interest and commitment fees during the year ended October 31, 2000 and 1999, respectively.

Tax expense of $3.2 million was recorded during the year ended October 31, 2000 related primarily to the estimated tax recorded on the sale of the Brake Business in December 1999 and profitable operations in Canada. During 1999, the Company increased its deferred tax asset valuation allowance by $80.4 million which was recognized as income tax expense. Management believed that it was more likely than not that the net deferred tax assets previously recorded would not be realized since realization is dependent on generating sufficient taxable income prior to expiration of net operating loss carryforwards.

The Company's backlog of orders at October 31, 2000 was approximately $59.9 million compared to approximately $77.4 million at October 31, 1999. Bookings for the year ended October 31, 2000 were $250.6 million as compared to $274.3 million for the year ended October 31, 1999. The change in backlog is due to lower bookings and completion of several large projects that were in backlog the previous year. Bookings for modernizations, standard cranes, hoists and components have been negatively impacted by the Company's filing voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company's orders for standard hoist products are usually shipped within 3 to 12 weeks. Overall lead times for products that are manufactured to customer's specifications typically range between 12 and 40 weeks. The entire backlog of orders is anticipated to be shipped in fiscal 2001.

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

Approximately $30.0 million in interest expense was recorded in 1999. The components include $23.6 million related to the debt issued in connection with the Recapitalization and related commitment fees, $2.6 million related to borrowings for working capital and acquisition funding, a $0.4 million fee paid in conjunction with the waiver of Prepetition Credit Facility debt covenant violations, $0.7 million related to other borrowings, $2.5 million in amortization of financing costs recognized in connection with the Recapitalization and $0.2 in amortization of a credit support fee payable to HII. Interest expense in 1998 included $1.5 million related to borrowings from HII and affiliates (prior to the Recapitalization), $14.2 million related to the debt issued in connection with the Recapitalization, $0.8 million on borrowings for working capital, $1.2 million in amortization of financing costs and $0.3 million in amortization of a credit support fee payable to HII. The Company paid $27.7 million in cash interest, waiver fees and commitment fees during 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

The majority of the Company's sales of products and services are recorded as products are shipped or services are rendered. Revenue on certain long-term contracts is recorded using the percentage-of-completion method. Net cash flow from operations is affected by the volume of, and the timing of payments under, percentage-of-completion long-term contracts, and more recently, by the Company's financial condition, as vendors have shortened payment terms and, in some cases, required advance payments.

Net cash used for operating activities for the year ended October 31, 2000 and 1999, respectively, was $5.2 million and $15.2 million, respectively. The decrease in cash used for operating activities from 1999 to 2000 was primarily due to a $26.0 million increase in cash flow resulting from net changes in working capital. This decrease was offset, in part, by a $18.5 million increase in net loss after adjusting for the effect of the increase in the deferred tax provision in 1999 and the gain on sale of the Brake Business and the write-off of international goodwill in 2000. The decrease in operating cash flow from 1998 to 1999 was primarily due to a $33.2 million decrease in net income after adjusting for the effect of the increase in the deferred tax provision and a $2.8 million increase in depreciation and amortization, offset, in part, by a $6.1 million increase in cash flow resulting from net changes in working capital.

Net cash provided by investment and other transactions for the year ended October 31, 2000 was $5.4 million compared to net cash used for investment and other transactions of $13.7 million for the same period in 1999. During fiscal year 2000, $9.1 million of cash, net of transaction costs, was provided by the sale of the Canadian brake business. This was partially offset by $0.2 million of cash used for deferred payments on previous acquisitions. During the year ended October 31, 1999, $5.6 million was used for an acquisition related to the Company's distribution and service center network and payments made with respect to three earlier acquisitions. Additionally, capital expenditures decreased to $2.7 million during the year ended October 31, 2000 from $7.6 million during the year ended October 31, 1999. The fiscal year 2000 expenditures included computers and manufacturing equipment. The fiscal year 1999 expenditures included computers and upgrades, new operating system software, office and warehouse consolidations and manufacturing equipment.

Net cash used for financing activities was $1.4 million in fiscal year 2000 compared to net cash provided by financing activities of $30.3 million in fiscal year 1999. Repayments, excluding amounts re-loaned under the Junior DIP Facility, during the year ended October 31, 2000 included $7.2 million under the Revolving Credit Facility in the United States and United Kingdom and $4.1 million of principal on the Term Loan A, Term Loan B, and Acquisition Facility, mainly from the net proceeds from the sale of the Canadian brake business. Proceeds from the Revolving Credit Facility in the United States and the United Kingdom were $11.4 million during fiscal year 2000.

The Company entered into several Amendments and Waivers under the Prepetition Credit Facility, dated as of January 31, 2000 through April 28, 2000, whereby, among other matters, the lenders waived compliance by the Company with such financial covenants, for the period from January 31, 2000 until 5:00 p.m. May 26, 2000 (the "Waivers"). The Waivers permitted the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 28, 2000, in an aggregate amount of up to $12.4 million, during the period to which the Waivers apply.

On June 15, 2000, the Bankruptcy Court approved a $35 million Debtor-in-Possession Facility ("DIP Facility") (which was subsequently reduced by agreement of the parties to $25 million) and authorized the Debtors to use their collections in the operations of their business. Pursuant to such facility, cash collected by the Company is used to repay the Term Loans, the Revolving Credit Facility Borrowings and the Acquisition Facility Line Borrowings on a pro-rata basis and these amounts are re-loaned to the Company under a Junior DIP Facility up to $38 million. The DIP and Junior DIP Facilities contain a number of covenants that, among other things, limit the Debtors' ability to create or assume liens, consolidate or merge with other entities, create, incur, or assume additional indebtedness, dispose of certain assets and make capital expenditures. The DIP and Junior DIP Facilities also require the Debtors to comply with certain financial ratios and borrowing condition tests based on monthly measurements of the latest twelve months results of operations. The first measurement date is December 31, 2000. The Junior DIP Facility is junior to the DIP Facility. At October 31, 2000, $38.0 million in borrowings are outstanding under the Junior DIP Facility and are classified as current obligations in the October 31, 2000 balance sheet.

The DIP and Junior DIP Facilities benefit from superpriority administrative claim status and senior and junior liens as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured prepetition claims and all other administrative expenses incurred in the Chapter 11 case. Borrowings under the DIP Facility are priced at the Alternate Base Rate of the Post-Petition Agent under the DIP Facility plus 1.5% or, at the Debtors' option, LIBOR plus 3 1/2%. This DIP Facility had an initial maturity date of December 1, 2000, which date, absent a default, was automatically extended to June 1, 2001 if a sale of the Debtors had not been consummated prior to December 1, 2000. Borrowings under the Junior DIP Facility are priced at the Alternate Base Rate of the Post-Petition Agent under the DIP Facility plus 2.0% or, at the Debtors' option, LIBOR plus 3 1/2%. This Junior DIP Facility matures on the earlier of the initial maturity date of December 1, 2000, which date, absent a default, was automatically extended to June 1, 2001 if a sale of the Debtors had not been consummated prior to December 1, 2000, or upon confirmation of a plan of reorganization.

The principal sources of liquidity for the Company's operating requirements have been cash flows from operations and borrowings under the DIP Facility and Junior DIP Facility. While the Company expects that such sources will provide sufficient working capital to operate its businesses, there can be no assurances that such sources will prove to be sufficient.

Immediately prior to the bankruptcy filings, the Company's UK subsidiary had a short-term bank credit line with an outstanding balance of $1.9 million. This credit line was converted to the Revolving Credit Facility borrowing in conjunction with the bankruptcy.

The matters described under this caption "Liquidity and Capital Resources", to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 proceedings. Those proceedings will involve, or result in, various restrictions on the Debtors' activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Debtors may conduct or seek to conduct business.

Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities (i.e., liabilities subject to compromise) of the Debtors must be satisfied before shareholders of the Debtors can receive any distribution. The ultimate recovery to the Debtors' shareholders, if any, will not be determined until the end of the case when the fair value of the Debtors' assets is compared to the liabilities and claims against the Debtors. The Debtors and their professional advisors are in the process of analyzing strategic alternatives and developing a plan of reorganization for the Debtors. Based on the Debtors' analysis of scheduled and filed claims and the valuation of the Debtors, a determination will be made as to the payment of claims and the distribution of value, if any, to the Debtors' shareholders.

The Company believes that the filing provides the Debtors with the opportunity to restructure its indebtedness. The Company plans to continue to implement its cost savings initiatives to bring costs in line with market requirements. Although management believes that disruption of operations relating to the Chapter 11 reorganization has not had a material adverse effect on the Debtors' relationships with their creditors, suppliers or employees, sales and bookings for modernizations, engineered and standard cranes, hoists and components have been negatively impacted.

The Company is currently seeking, and is engaged in discussions regarding, its strategic alternatives. The Company has engaged in discussions with its bank lenders and representatives of the Creditors Committee concerning the possible restructuring of the Company's capital structure pursuant to a plan of reorganization, including a possible sale of the Company to a third party in connection therewith. The Debtors filed the Plan and related Disclosure Statement with the U.S. Bankruptcy Court on January 16, 2001. The Debtors are continuing to negotiate with their creditor constituencies regarding the Plan and anticipate making material amendments to the Plan. A hearing to consider approval of the Disclosure Statement is scheduled for March 23, 2001. There can be no assurance that the Company will be able to successfully pursue strategic alternatives or that the results of its discussions with its creditors will be successful.

CAUTIONARY FACTORS

This report contains or may contain forward looking statements by or on behalf of Holdings and the Company. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated include, among others, the following:

    o Liquidity Status and Chapter 11 Filing - The Company did not meet certain of the financial covenants under the Prepetition Credit Facility for the period ended January 31, 1999 and did not meet such financial covenants and certain additional financial covenants for the period ended April 30, 1999. The Company obtained a waiver of such financial covenants through August 2, 1999. On August 2, 1999, the Company entered into the Amendment which cured past financial covenant violations and reset financial covenants until April 2001. The Amendment increased the cash availability under the Revolving Credit Facility from $35.7 million under the previous waiver agreement to $40.7 million. In addition, the Amendment permitted the Company to obtain letters of credit, bid bonds and performance bonds in an amount not to exceed $10.0 million in the aggregate of which $5.3 million have been issued.

         The Company entered into several Amendments and Waivers under the Prepetition Credit Facility, dated as of January 31, 2000 through April 28, 2000, whereby, among other matters, the lenders waived compliance by the Company with such financial covenants, for the period from January 31, 2000 until 5:00 p.m. May 26, 2000 (the "Waivers"). The Waivers permitted the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 28, 2000, in an aggregate amount of up to $12.4 million, during the period as to which the Waivers apply.

         On May 17, 2000, Holdings, MMH and their domestic operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. See Note 1, Reorganization under Chapter 11. On May 18, 2000, the Bankruptcy Court entered an order approving $10.0 million in interim debtor-in-possession financing to the Debtors and authorizing the Debtors to utilize their collections in the operation of their business. This $10 million amount represented the initial portion under a commitment by the lenders to provide $35 million in financing (including a letter of credit facility) in connection with the Debtors' Chapter 11 cases. The full $35 million facility (which was reduced by agreement of the parties to $25 million) was approved by the Bankruptcy Court on June 15, 2000. This facility had an initial maturity date of December 1, 2000, which date was automatically extended to June 1, 2001.

         The Company believes that the filing provides the Debtors with the opportunity to restructure its indebtedness. The Company plans to continue to implement its cost savings initiatives to bring costs in line with market requirements. Although management believes that disruption of operations relating to the Chapter 11 reorganization has not had a material adverse effect on the Debtors' relationships with their creditors, suppliers or employees, sales and bookings for modernizations, engineered and standard cranes, hoists and components have been negatively impacted.

         As of October 31, 2000, the Company had $310.0 million of indebtedness outstanding, including $93.8 million under the Prepetition Credit Facility, the DIP Facility and the Junior DIP Facility (including accrued interest) and $212.1 million evidenced by the Senior Notes (including accrued interest).

         The Company is currently seeking, and is engaged in discussions regarding, its strategic alternatives. The Company has engaged in discussions with its bank lenders and representatives of the Creditors Committee concerning the possible restructuring of the Company's capital structure pursuant to a plan of reorganization, including a possible sale of the Company to a third party in connection therewith. The Debtors filed the Plan and related Disclosure Statement with the U.S. Bankruptcy Court on January 16, 2001. The Debtors are continuing to negotiate with their creditor constituencies regarding the Plan and anticipate making material amendments to the Plan. The Debtors are still attempting to obtain a commitment by a lender to provide the Debtors with financing to satisfy the Debtors' cash obligations under the Plan and to provide the Debtors with working capital and letters of credit and anticipate modifications to the Plan to reflect such financing. A hearing to consider approval of the Disclosure Statement is scheduled for March 23, 2001. There can be no assurance that the Company will be able to successfully pursue strategic alternatives or that the results of its discussions with its creditors will be successful.

    o Potential Material Adverse Effect of HII Bankruptcy - On June 7, 1999, HII and certain of its United States affiliates (including HarnCo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Certain provisions of the Bankruptcy Code allow a debtor to avoid, delay and/or reduce its contractual and other obligations to third parties. There can be no assurance that HII and its affiliates will not attempt to utilize such provisions to cease performance under their agreements and arrangements with the Company. The inability of the Company to receive the benefits of one or more of these agreements or the termination of ongoing arrangements between the Company and affiliates of HII (including those relating to the provision of services and materials by HII and its affiliates to the Company) could materially adversely affect the Company's operations and financial performance. In the event that any of the liabilities retained by HII and its affiliates in connection with the Recapitalization remain unsatisfied as of the HII Petition Date, the Company's right to indemnification for any such amounts it has paid on behalf of HII and its affiliates may also be avoided, delayed or reduced. Each of HII and certain of its affiliates on one hand, and the Company and certain affiliates on the other hand, have receivables and payables to the other which may be affected by the HII Bankruptcy. The Debtors and Harnischfeger continue to negotiate towards a consensual resolution of the issues arising from and related to the Recapitalization and have reached a settlement in principle, subject to definitive documentation and Bankruptcy Court approval.

    o Risks Associated with Large Crane Projects - The Company's principal business includes designing, manufacturing, marketing and servicing large cranes for the capital goods industries. Long periods of time are often necessary to plan, design and build these machines. With respect to these machines, there are risks of customer acceptance and start-up or performance problems. Large amounts of capital are required to be devoted by some of the Company's customers to purchase these machines and to finance the steel mills, paper mills and other facilities that use these machines. The Company's success in obtaining and managing sales opportunities can affect the Company's financial performance. In addition, some projects are located in undeveloped or developing economies where business conditions are less predictable. Finally, the market for large cranes is down substantially and the outlook is not expected to improve for the foreseeable future.

    o Risks Associated with International Operations - The Company has operations and assets located in Canada, Mexico, Chile, the United Kingdom, South Africa, Thailand, Australia and Singapore and is establishing joint ventures in Malaysia and Saudi Arabia. The Company also sells its products through distributors and agents in over 50 countries, some of which are merely ad hoc arrangements and may be terminated at any time. The Company's international operations (including Canada, Mexico, Chile, South Africa, Singapore, Thailand, Australia and the United Kingdom) accounted for 35.6% and 37.9% of the Company's aggregate net sales for the year ended October 31, 2000 and 1999, respectively. Although historically, exchange rate fluctuations and other international factors have not had a material impact on the Company's business, financial condition or results of operations, international operations expose the Company to a number of risks, including currency exchange rate fluctuations, trade barriers, exchange controls, risk of governmental expropriation, political and legal risks and restrictions, foreign ownership restrictions and risks of increases in taxes. The inability of the Company, or limitations on its ability, to conduct its foreign operations or distribute its products internationally could adversely affect the Company's operations and financial performance. See Note 24, Subsequent Events, of the Financial Statements in Item 8.

    o Competition - The markets in which the Company operates are highly competitive. Both domestically and internationally, the Company faces competition from a number of different manufacturers in each of its product lines, some of which have greater financial and other resources than the Company. The principal competitive factors affecting the Company include performance, functionality, price, brand recognition, customer service and support, financial strength and stability, and product availability. The current depressed level of new equipment orders has increased the intensity of competition and has reduced selling prices and margins on new equipment bookings. There can be no assurance that the Company will be able to compete successfully with its existing competitors or with new competitors. Failure to compete successfully could have a material adverse effect on the Company's financial condition, liquidity and results of operations. In addition, the Company's ability to compete successfully will likely be adversely affected by the Company's liquidity crisis.

    o Market Risks - The Company's business is affected by the state of the United States and global economy in general, and by the varying economic cycles of the industries in which its products are used. There can be no assurance that any future condition of the United States economy or the economies of the other countries in which the Company does business will not have an adverse effect on the Company's business, operations or financial performance.

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

In October 2000, the Emerging Issues Task Force ("EITF") reached a consensus in Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF Issue No. 00-10 requires companies to classify all amounts billed to a customer in a sale transaction related to shipping and handling as revenue. Initial application of EITF Issue No. 00-10 is required for financial statements for the fiscal years beginning after December 15, 1999. Reclassification of comparative financial statements for prior periods is required. The Company plans to apply EITF Issue No. 00-10 in fiscal year 2001. It is not expected to have a significant effect on the Company's financial statements.

In December 1999, The Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue generally is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. Implementation of SAB 101 is required for fiscal years beginning after December 15, 1999. The Company plans to implement SAB 101 in fiscal year 2001. It is not expected to have a significant effect on the Company's financial statements.

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

The Company's products are sold in over 50 countries around the world. Although revenues of the Company are generated in foreign currencies, the vast majority of both sales and associated costs are in United States dollars, Pounds Sterling and Canadian Dollars. The Company may, from time to time, hedge specifically identified committed cash flows in foreign currencies using forward contracts. Such foreign currency contract activity historically has not been material. At October 31, 2000, there were no foreign currency forward contracts outstanding. There also were no material non-functional currency denominated financial instruments, which would expose the Company to foreign exchange risk, outstanding at October 31, 2000.

To limit the effect of increases in the interest rates under the Prepetition Credit Facility, the Company entered into an interest rate swap arrangement. The effect of this agreement was to limit the interest rate exposure on specified amounts up to $55.0 million borrowed under the Prepetition Credit Facility to a fixed LIBOR rate of 5.875% (the "Fixed Rate") plus 3.5%, as applicable. The Company terminated this arrangement during the second quarter of fiscal 2000 at a gain of $0.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO 2000 FINANCIAL STATEMENTS

   FINANCIAL STATEMENTS:

      MMH HOLDINGS, INC.

         Report of Independent Accountants.................................. 34
         Balance Sheets at October 31, 2000 and 1999........................ 36
         Statements of Income and Comprehensive Income for the three years ended October 31, 2000..................................... 37
         Statements of Cash Flows for the three years ended
           October 31, 2000................................................. 38
         Statements of Preferred Stock and Shareholders' Equity/Parent
           Investment for the three years ended October 31, 2000............ 40
         Notes to Financial Statements...................................... 47
         Financial Statement Schedules:

         For the three years ended October 31, 2000

         II -  Valuation And Qualifying Accounts

      MORRIS MATERIAL HANDLING, INC.

         Report of Independent Accountants.................................. 35
         Balance Sheets at October 31, 2000 and 1999........................ 42
         Statements of Income and Comprehensive Income for the three years ended October 31, 2000 .................................... 43
         Statements of Cash Flows for the three years ended
           October 31, 2000................................................. 44
         Statements of  Shareholder's Equity/Parent Investment for
           the three years ended October 31, 2000........................... 46
         Notes to Financial Statements...................................... 47
         Financial Statement Schedules:

           For the three years ended October 31, 2000

           II -  Valuation And Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of MMH Holdings, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MMH Holdings, Inc. and its subsidiaries at October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, on May 17, 2000, the Company and substantially all of its domestic operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company filed a Joint Plan of Reorganization with the U.S. Bankruptcy Court on January 16, 2001 and is continuing to negotiate with its creditor constituencies regarding the Plan with the expectation of making material amendments to the Plan. Although the Company is continuing its on-going business operations as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, its ability to continue to operate as a going concern is contingent upon, among other matters, the approval by the Company's creditors of an amended Joint Plan of Reorganization. The approval and implementation of an amended Joint Plan of Reorganization could materially change the recorded amounts and classification of assets and liabilities. Substantial losses from operations, liquidity issues, and the uncertainty of approval by the Company's creditors of an amended Joint Plan of Reorganization, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of the implementation of an amended Joint Plan of Reorganization or any adjustments relating to the recoverability of assets or liquidation of liabilities in the ordinary course of business that might result if the Company is unable to continue as a going concern.

PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
February 22, 2001, except as to Notes 12, 15 and 24
   which are as of March 8, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of Morris Material Handling, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Morris Material Handling, Inc. and its subsidiaries at October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, on May 17, 2000, the Company and substantially all of its domestic operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company filed a Joint Plan of Reorganization with the U.S. Bankruptcy Court on January 16, 2001 and is continuing to negotiate with its creditor constituencies regarding the Plan with the expectation of making material amendments to the Plan. Although the Company is continuing its on-going business operations as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, its ability to continue to operate as a going concern is contingent upon, among other matters, the approval by the Company's creditors of an amended Joint Plan of Reorganization. The approval and implementation of an amended Joint Plan of Reorganization could materially change the recorded amounts and classification of assets and liabilities. Substantial losses from operations, liquidity issues, and the uncertainty of approval by the Company's creditors of an amended Joint Plan of Reorganization, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of the implementation of an amended Joint Plan of Reorganization or any adjustments relating to the recoverability of assets or liquidation of liabilities in the ordinary course of business that might result if the Company is unable to continue as a going concern.

PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
February 22, 2001, except as to Notes 12, 15 and 24
   which are as of March 8, 2001

                               MMH HOLDINGS, INC.
                  (Debtors - in Possession as of May 17, 2000)
                                 BALANCE SHEETS
                             (Dollars in Thousands)

                           ASSETS                                         LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------                                         ------------------------------------

                                  October 31, October 31,                                                   October 31,  October 31,
                                     2000        1999                                                          2000         1999
                                     ----        ----                                                          ----         ----
Current Assets                                            Liabilities Not Subject to Compromise
    Cash and cash equivalents     $   2,607   $   3,929    Current Liabilities
    Accounts receivable-net          57,795      64,481      Short-term notes payable and current
    Inventories                      31,813      39,994      portion of long-term obligations (Note 12)     $      134   $      383
    Other current assets              4,204       7,842      Junior DIP Facility (Note 12)                      38,000            -
                                  ---------   ---------      Revolving Credit Facility Borrowings (Note 12)          -       27,925
                                     96,419     116,246      Term Loans (Note 12)                                    -       52,225
                                  ---------   ---------      Acquisition Facility Line Borrowings (Note 12)          -       12,430
                                                             Senior Notes (Note 12)                                  -      200,000
                                                             Bank overdrafts                                     1,233        1,367
                                                             Trade accounts payable                             16,453       26,757
Property, Plant and Equipment                                Employee compensation and benefits                  6,628        8,020
    Land and improvements             3,328       3,349      Advance payments and progress billings              7,542        8,336
    Buildings                        22,205      23,235      Accrued warranties                                  2,261        1,821
    Machinery and equipment          42,832      45,219      Accrued interest                                      682        1,804
                                  ---------   ---------      Income taxes payable                                1,921        2,205
                                     68,365      71,803      Other current liabilities                           8,599        9,791
    Less accumulated depreciation   (33,969)    (30,829)                                                     ---------    ---------
                                  ---------   ---------                                                         83,453      353,064
                                     34,396      40,974
                                  ---------   ---------     Other Long-Term Obligations                            614        2,784
                                                            Other Long-Term Liabilities                            229        1,307
                                                          Liabilities Subject to Compromise (Note 6)           286,481            -
Other Assets                                              Minority Interest                                         73          504
    Goodwill                         22,164      42,844   Commitments and Contingencies (Note 15)
    Debt financing costs             14,242      16,398   Mandatorily Redeemable Preferred Stock               122,109      108,245
    Other                             8,950      10,374   Shareholders' Equity                                (316,788)    (239,068)
                                  ---------   ---------                                                     ----------   ----------
                                     45,356      69,616                                                     $  176,171   $  226,836
                                  ---------   ---------                                                     ==========   ==========



                                  $ 176,171   $ 226,836
                                  =========   =========

                                 The accompanying notes are an integral part of the financial statements

                               MMH HOLDINGS, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             (Dollars in Thousands)

                                                                             Year Ended
                                                                             October 31,
                                                            ------------------------------------------
                                                               2000           1999             1998
                                                            ----------     ----------       ----------
Revenues
      Equipment and Part Sales                              $  213,005     $  235,526       $  261,544
      Service Sales                                             55,069         58,669           56,313
                                                            ----------     ----------       ----------
      Net Sales                                                268,074        294,195          317,857
      Other Income - Net                                             -            392            1,331
                                                            ----------     ----------       ----------
                                                               268,074        294,587          319,188

Cost of Sales                                                  210,782        218,703          226,991

Selling, General and Administrative Expenses                    70,372         72,439           65,523

Impairment Loss on Long - Lived Assets                          16,009              -                -

Reorganization Items                                             7,850              -                -
                                                            ----------     ----------       ----------
Operating Income (Loss)                                        (36,939)         3,445           26,674

Gain on Sale of a Business                                       6,380              -                -

Loss on Disposal of Fixed Assets                                  (830)             -                -

Interest Expense - Net                                         (22,355)       (30,027)         (17,975)
                                                            ----------     ----------       ----------
Income (Loss) Before Income Taxes and Minority Interest        (53,744)       (26,582)           8,699

Provision for Income Taxes                                      (3,225)       (71,680)          (4,435)

Minority Interest                                                  223             57               27
                                                            ----------     ----------       ----------
Net Income (Loss)                                              (56,746)       (98,205)           4,291

Foreign Currency Translation Adjustments                        (6,210)          (687)          (2,441)
                                                            ----------     ----------       ----------
Comprehensive Income (Loss)                                   $(62,956)    $  (98,892)     $     1,850
                                                              ========     ==========      ===========

    The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                                       Year Ended
                                                                                                       October 31,
                                                                                         --------------------------------------
                                                                                            2000           1999         1998
                                                                                         ---------      ---------     ---------
Operating Activities
   Net Income (Loss)                                                                     $ (56,746)     $ (98,205)    $   4,291
   Add (deduct) - items not affecting cash provided by
   operating activities:
      DIP financing fees                                                                       950              -             -
      Depreciation and amortization                                                          9,256          8,239         6,823
      Amortization of debt financing costs                                                   2,399          2,531         1,169
      Deferred income taxes - net                                                                -         69,614           327
      Gain on sale of business                                                              (6,380)             -             -
      Impairment loss on long-lived assets                                                  16,009              -             -
      Loss on disposal of fixed assets                                                         830              -             -
      Divestiture bonus                                                                          -              -         1,216
      Other                                                                                   (223)           (57)         (908)
   Changes in working capital, excluding the effects of acquisition opening balance sheets:
      Accounts receivable                                                                    3,277         17,950         2,223
      Inventories                                                                            5,481          4,000        (7,692)
      Other current assets                                                                   3,002         (3,385)       (3,317)
      Trade accounts payable and bank overdrafts                                               970         (6,810)       (4,292)
      Employee compensation and benefits                                                    (1,052)          (975)           75
      Advance payments and progress billings                                                  (523)        (1,335)        2,258
      Accrued warranties                                                                       554           (489)       (1,689)
      Accrued interest                                                                      11,451           (397)        2,201
      Other current liabilities                                                              5,533         (5,856)        3,647
      Activity with parent and other affiliates - net                                            -              -         3,224
                                                                                         ---------      ---------     ---------
Net cash provided by (used for) operating activities, including reorganization items        (5,212)       (15,175)        9,556
                                                                                         ---------      ---------     ---------
Investment and Other Transactions
      Fixed asset additions - net                                                           (1,897)        (4,889)       (5,208)
      Capitalized software                                                                    (772)        (2,705)            -
      Acquisition of businesses - net of cash acquired                                           -         (5,630)       (8,891)
      Net proceeds on divestiture of business                                                9,115              -             -
      Net Issuance of loans to senior management                                                 -            (80)         (120)
      Other - net                                                                           (1,033)          (444)       (1,738)
                                                                                         ---------      ---------     ---------
Net cash provided by (used for) investment and other transactions                            5,413        (13,748)      (15,957)
                                                                                         ---------      ---------     ---------
Financing Activities
      Changes in short-term debt and notes payable                                              (9)           463          (694)
      Proceeds from DIP and Junior DIP borrowings                                           38,100              -             -
      Repayment of DIP borrowings                                                             (100)             -             -
      Net (repayments of)/proceeds from Revolving Credit Facility borrowings                (9,752)        26,300         1,200
      Repayment of Term Loans                                                              (24,807)        (2,100)            -
      Proceeds from/(repayments of) Acquisition Facility Line borrowings                    (3,414)         6,235         6,194
      Repayments of long-term debt                                                            (181)             -          (675)
      Proceeds from Senior Note Offering                                                         -              -       200,000
      Proceeds from New Credit Facility                                                          -              -        55,000
      Net proceeds from issuance of Series A preferred stock                                     -              -             -

                                                                                                       Year Ended
                                                                                                       October 31,
                                                                                         --------------------------------------
                                                                                            2000           1999         1998
                                                                                         ---------      ---------     ---------
         and related common shares                                                               -              -        57,094
      Redemption of common stock and preferred stock                                             -              -      (287,000)
      Stock redemption transaction costs                                                         -              -        (3,553)
      Debt financing cost                                                                        -              -       (20,074)
      Payment of DIP financing fees                                                           (950)             -             -
      Payment of fees for amendment of Credit Facility                                        (245)          (612)            -
                                                                                         ---------      ---------     ---------
Net cash provided by (used for) financing activities                                        (1,358)        30,286         7,492
                                                                                         ---------      ---------     ---------
Effect of Exchange Rate Changes on
   Cash and Cash Equivalents                                                                  (165)            32           (89)
                                                                                         ---------      ---------     ---------
Increase (decrease) in Cash and Cash Equivalents                                            (1,322)         1,395         1,002
Cash and Cash Equivalents
      Beginning of Period                                                                    3,929          2,534         1,532
                                                                                         ---------      ---------     ---------
      End of Period                                                                      $   2,607      $   3,929     $   2,534
                                                                                         =========      =========     =========

    The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
                 (Debtors - in - Possession as of May 17, 2000)
             STATEMENTS OF PREFERRED STOCK AND SHAREHOLDERS' EQUITY
                       FOR THE YEAR ENDED OCTOBER 31, 2000
                             (Dollars in Thousands)

                                                                            Preferred Stock
                                           -----------------------------------------------------------------------------------------
                                                   Series A                   Series B                  Series C
                                           -------------------------  ------------------------   ------------------------
                                             Shares        Carrying      Shares       Carrying     Shares       Carrying
                                           Outstanding      Value     Outstanding      Value     Outstanding      Value     Total
                                           -----------      -----     -----------      -----     -----------      -----     -----
BALANCE AT OCTOBER 31, 1997                       -         $     -           -         $    -           -      $     -    $      -
Net income
Change in foreign currency translation
Exchange of 450 common shares
 outstanding for 100,000 shares of
 common stock and 30,000 shares of
 Series C preferred stock                                                                           30,000       30,000      30,000
Issue Series A preferred and common
 shares for $60 million (net of $2,906
 million fees)                               57,710          54,804                                                          54,804
Redemption of shares from Harnco and
 related cost                                                                                       (1,145)      (1,145)     (1,145)
Exchange of 1,512 common shares for
 Series B preferred shares                                                4,809          4,809                                4,809
Preferred stock dividends                     3,478           4,075         296            347       1,823        2,123       6,545
Amortization of preferred stock discount                        338                                                             338
Capital contribution from HII
Issuance of loans to senior management
Repayment of loans by senior management
Deferred taxes arising from change in
 U.S. federal income tax basis
Activity with HII and other affiliates,
 October 31, 1997 - March 30, 1998 - net
                                            -------         -------     -------        -------    --------     --------    --------
BALANCE AT OCTOBER 31, 1998                  61,188          59,217       5,105          5,156      30,678       30,978      95,351
Net loss
Change in foreign currency translation
Net issuance of loans to senior
 management
Issuance of non-voting common shares
Cash dividends paid                                              (9)                                                             (9)
Preferred stock dividends                     7,553           7,654         645            652       3,955        4,016      12,322
Amortization of preferred stock discount                        581                                                             581
                                            -------         -------     -------        -------    --------     --------    --------
BALANCE AT OCTOBER 31, 1999                  68,741         $67,443       5,750         $5,808      34,633      $34,994    $108,245
Net loss
Change in foreign currency translation
Preferred stock dividends                     8,249           8,249         705            705       4,329        4,329      13,283
Issuance of non-voting common shares
Amortization of preferred stock discount                        581                                                             581
Other
                                            -------         -------     -------        -------    --------     --------    --------
BALANCE AT OCTOBER 31, 2000                  76,990         $76,273       6,455         $6,513      38,962      $39,323    $122,109
                                            =======         =======     =======        =======    ========     ========    ========


                                                                         Parent
                                                  Common Stock         Investment/     Accumulated
                                             -----------------------   Additional         Other                        Total
                                                Shares                  Paid-in-      Comprehensive    Retained     Shareholders'
                                             Outstanding   Par Value     Capital          Loss         Earnings        Equity
                                             -----------   ---------     -------          ----         --------        ------
BALANCE AT OCTOBER 31, 1997                       450     $    -       $ 124,618        $  (300)      $       -      $ 124,318
Net income                                                                                                4,291          4,291
Change in foreign currency translation                                                   (2,441)                        (2,441)
Exchange of 450 common shares
 outstanding for 100,000 shares of
 common stock and 30,000 shares of
 Series C preferred stock                      99,500          1         (30,001)                                      (30,000)
Issue Series A preferred and common
 shares for $60 million (net of $2,906
 million fees)                                    720                      2,290                                         2,290
Redemption of shares from Harnco and
 related cost                                 (88,319)        (1)       (289,407)                                     (289,408)
Exchange of 1,512 common shares for
 Series B preferred shares                     (1,512)                    (4,809)                                       (4,809)
Preferred stock dividends                                                                                (6,545)        (6,545)
Amortization of preferred stock discount                                                                   (338)          (338)
Capital contribution from HII                                              1,216                                         1,216
Issuance of loans to senior management                                      (900)                                         (900)
Repayment of loans by senior management                                      780                                           780
Deferred taxes arising from change in
 U.S. federal income tax basis                                            71,129                                        71,129
Activity with HII and other affiliates,
 October 31, 1997 - March 30, 1998 - net                                   3,224                                         3,224
                                              -------     -------        -------        -------        --------       --------


BALANCE AT OCTOBER 31, 1998                    10,889                   (121,860)        (2,741)         (2,592)      (127,193)
Net loss                                                                                                (98,205)       (98,205)
Change in foreign currency translation                                                    (687)                           (687)
Net issuance of loans to senior
 management                                                                                                 (80)           (80)
Issuance of non-voting common shares            1,210
Cash dividends paid
Preferred stock dividends                                                                               (12,322)       (12,322)
Amortization of preferred stock discount                                                                   (581)          (581)
                                              -------     -------        -------        -------        --------       --------




BALANCE AT OCTOBER 31, 1999                    12,099     $    -       $(121,860)       $(3,428)      $(113,780)     $(239,068)
Net loss                                                                                                (56,746)       (56,746)
Change in foreign currency translation                                                   (6,210)                        (6,210)
Preferred stock dividends                                                                               (13,283)       (13,283)
Issuance of non-voting common shares            2,420
Amortization of preferred stock discount                                                                   (581)          (581)
Other                                                                       (900)                                         (900)
                                              -------     ------       ---------        -------       ---------      ---------
BALANCE AT OCTOBER 31, 2000                    14,519     $    -       $(122,760)       $(9,638)      $(184,390)     $(316,788)
                                              =======     ======       =========        =======       =========      =========

    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                                 BALANCE SHEETS
                             (Dollars in Thousands)

                    ASSETS                                                     LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------                                                     ------------------------------------
                                  October 31, October 31,                                                  October 31,  October 31,
                                      2000       1999                                                         2000          1999
                                      ----       ----                                                         ----          ----
Current Assets                                            Liabilities Not Subject to Compromise
    Cash and cash equivalents      $   2,607  $   3,929    Current Liabilities
    Accounts receivable-net           57,795     64,481      Short-term notes payable and current           $      134  $      383
    Inventories                       31,813     39,994      portion of long-term obligations (Note 12)
    Other current assets               4,204      7,842      Junior DIP Facility (Note 12)                      38,000           -
                                   ---------  ---------      Revolving Credit Facility Borrowings (Note 12)          -      27,925
                                      96,419    116,246      Term Loans (Note 12)                                    -      52,225
                                   ---------  ---------      Acquisition Facility Line Borrowings (Note 12)          -      12,430
                                                             Senior Notes (Note 12)                                  -     200,000
                                                             Bank overdrafts                                     1,233       1,367
Property, Plant and Equipment                                Trade accounts payable                             16,453      26,757
    Land and improvements              3,328      3,349      Employee compensation and benefits                  6,628       8,020
    Buildings                         22,205     23,235      Advance payments and progress billings              7,542       8,336
    Machinery and equipment           42,832     45,219      Accrued warranties                                  2,261       1,821
                                   ---------  ---------      Accrued interest                                      682       1,804
                                      68,365     71,803      Income taxes payable                                1,921       2,205
                                                             Other current liabilities                           8,599       9,791
    Less accumulated depreciation    (33,969)   (30,829                                                      ---------   ---------
                                   ---------  ---------)                                                        83,453     353,064
                                      34,396     40,974                                                      ---------   ---------
                                   ---------  ---------    Other Long-Term Obligations                             614       2,784
                                                           Other Long-Term Liabilities                             229       1,307
Other Assets                                              Liabilities Subject to Compromise (Note 6)           286,481           -
    Goodwill                          22,164     42,844   Minority Interest                                         73         504
    Debt financing costs              14,242     16,398   Commitments and Contingencies (Note 15)
    Other                              8,950     10,374   Shareholders' Equity                                (194,679)   (130,823)
                                   ---------  ---------                                                      ---------   ---------
                                      45,356     69,616                                                      $ 176,171   $ 226,836
                                   ---------  ---------                                                      =========   =========

                                   $ 176,171  $ 226,836
                                   =========  =========


    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             (Dollars in Thousands)

                                                               Year Ended October 31,
                                                          --------------------------------
                                                            2000        1999        1998
                                                          --------    --------    --------
Revenues
    Equipment and Part Sales                              $213,005    $235,526    $261,544
    Service Sales                                           55,069      58,669      56,313
                                                          --------    --------    --------
    Net Sales                                              268,074     294,195     317,857
    Other Income - Net                                           -         392       1,331
                                                          --------    --------    --------
                                                           268,074     294,587     319,188

Cost of Sales                                              210,782     218,703     226,991

Selling, General and Administrative Expenses                70,372      72,439      65,523

Impairment Loss on Long - Lived Assets                      16,009           -           -

Reorganization Items                                         7,850           -           -
                                                          --------    --------    --------
Operating Income (Loss)                                    (36,939)      3,445      26,674

Gain on Sale of a Business                                   6,380           -           -

Loss on Disposal of Fixed Assets                              (830)          -           -

Interest Expense - Net                                     (22,355)    (30,027)    (17,975)
                                                          --------    --------    --------
Income (Loss) Before Income Taxes and Minority Interest    (53,744)    (26,582)      8,699

Provision for Income Taxes                                  (3,225)    (71,680)     (4,435)

Minority Interest                                              223          57          27
                                                          --------    --------    --------
Net Income (Loss)                                          (56,746)    (98,205)      4,291

Foreign Currency Translation Adjustments                    (6,210)       (687)     (2,441)
                                                          --------    --------    --------
Comprehensive Income (Loss)                               $(62,956)   $(98,892)   $  1,850
                                                          ========    ========    ========


    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                                    Year Ended
                                                                                                    October 31,
                                                                                       -----------------------------------
                                                                                          2000         1999         1998
                                                                                       ---------    ---------    ---------
Operating Activities
    Net Income (Loss)                                                                  $ (56,746)   $ (98,205)   $   4,291
    Add (deduct) - items not affecting cash provided by operating activities:
        DIP Financing fees                                                                   950           --           --
        Depreciation and amortization                                                      9,256        8,239        6,823
        Amortization of debt financing costs                                               2,399        2,531        1,169
        Deferred income taxes - net                                                           --       69,614          327
        Gain on sale of business                                                          (6,380)          --           --
        Impairment loss on long-lived assets                                              16,009           --           --
        Loss on disposal of fixed assets                                                     830           --           --
        Divestiture bonus                                                                     --           --        1,216
        Other                                                                               (223)         (57)        (908)
    Changes in working capital, excluding the effects of acquisition opening balance sheets:
        Accounts receivable                                                                3,277       17,950        2,223
        Inventories                                                                        5,481        4,000       (7,692)
        Other current assets                                                               3,002       (3,385)      (3,317)
        Trade accounts payable and bank overdrafts                                           970       (6,810)      (4,292)
        Employee compensation and benefits                                                (1,052)        (975)          75
        Advance payments and progress billings                                              (523)      (1,335)       2,258
        Accrued warranties                                                                   554         (489)      (1,689)
        Accrued interest                                                                  11,451         (397)       2,201
        Other current liabilities                                                          5,533       (5,856)       3,647
        Activity with parent and other affiliates - net                                       --           --        3,224
                                                                                       ---------    ---------    ---------
Net cash provided by (used for) operating activities, including reorganization items      (5,212)     (15,175)       9,556
                                                                                       ---------    ---------    ---------
Investment and Other Transactions
    Fixed asset additions - net                                                           (1,897)      (4,889)      (5,208)
    Capitalized software                                                                    (772)      (2,705)          --
    Acquisition of businesses - net of cash acquired                                          --       (5,630)      (8,891)
    Net proceeds on divestiture of business                                                9,115           --           --
    Net issuance of loans to senior management                                                --          (80)        (120)
    Other - net                                                                           (1,033)        (444)      (1,738)
                                                                                       ---------    ---------    ---------
Net cash provided by (used for) investment and other transactions                          5,413      (13,748)     (15,957)
                                                                                       ---------    ---------    ---------
Financing Activities
    Changes in short-term debt and notes payable                                              (9)         463         (694)
    Proceeds from DIP and Junior DIP borrowings                                           38,100           --           --
    Repayment of DIP borrowings                                                             (100)          --           --
    Net (repayments of)/proceeds from Revolving Credit Facility borrowings                (9,752)      26,300        1,200
    Repayment of Term Loans                                                              (24,807)      (2,100)          --
    Proceeds from/(repayments of) Acquisition Facility Line borrowings                    (3,414)       6,235        6,194
    Repayments of long-term debt                                                            (181)          --         (675)
    Proceeds from Senior Note Offering                                                        --           --      200,000




    Proceeds from New Credit Facility                                                         --           --       55,000
    Net proceeds from issuance of Series A preferred stock                                    --           --           --
        and related common shares                                                             --           --       57,094
    Redemption of common stock and preferred stock                                            --           --     (287,000)
    Stock redemption transaction costs                                                        --           --       (3,553)
    Debt financing cost                                                                       --           --      (20,074)
    Payment of DIP financing fees                                                           (950)          --           --
    Payment of fees for amendment of Credit Facility                                        (245)        (612)          --
                                                                                       ---------    ---------    ---------
Net cash provided by (used for) financing activities                                      (1,358)      30,286        7,492
                                                                                       ---------    ---------    ---------
Effect of Exchange Rate Changes on Cash and
    Cash Equivalents                                                                        (165)          32          (89)
                                                                                       ---------    ---------    ---------
Increase (decrease) in Cash and Cash Equivalents                                          (1,322)       1,395        1,002
Cash and Cash Equivalents
    Beginning of period                                                                    3,929        2,534        1,532
                                                                                       ---------    ---------    ---------
    End of period                                                                      $   2,607    $   3,929    $   2,534
                                                                                       =========    =========    =========

    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                       FOR THE YEAR ENDED OCTOBER 31, 2000
                             (Dollars in Thousands)

                                                   Common Stock             Parent        Accumulated
                                             ------------------------     Investment/        Other                       Total
                                                Shares           Par       Additional    Comprehensive    Retained   Shareholders'
                                             Outstanding        Value   Paid-in-Capital       Loss        Earnings      Equity
                                             -----------        -----   ---------------  -------------    --------      ------
BALANCE AT OCTOBER 31, 1997                        -            $  -       $124,618           $ (300)                   $124,318
Net income                                                                                                 $4,291          4,291
Change in foreign currency translation                                                        (2,441)                     (2,441)
Stock issued to Holdings in exchange for
   certain operating assets and ownership
   interest of the MHE business                  200
Dividends to and redemption of
   Shares from Holdings                         (100)                      (233,459)                                    (233,459)
Capital contribution from HII                                                 1,216                                        1,216
Issuance of loans to senior management                                         (900)                                        (900)
Repayment of loans by senior management                                         780                                          780
Deferred taxes arising from change
   in U.S. federal income tax basis                                          71,129                                       71,129
Activity with HII and other affiliates,
   October 31, 1977 - March 30, 1998 - net                                    3,224                                        3,224
                                                 ---            ----       --------          -------    ---------      ---------
BALANCE AT OCTOBER 31, 1998                      100               -        (33,392)          (2,741)       4,291        (31,842)
Net loss                                                                                                  (98,205)       (98,205)
Change in foreign currency translation                                                          (687)                       (687)
Distribution to Holdings                                                                                       (9)            (9)
Net issuance of loans to senior management                                                                    (80)           (80)
                                                 ---            ----       --------          -------    ---------      ---------
BALANCE AT OCTOBER 31, 1999                      100               -        (33,392)          (3,428)     (94,003)      (130,823)
Net loss                                                                                                  (56,746)       (56,746)
Change in foreign currency translation                                                        (6,210)                     (6,210)
Other                                                                          (900)                                        (900)
                                                 ---            ----       --------          -------    ---------      ---------
BALANCE AT OCTOBER 31, 2000                      100            $  -       $(34,292)         $(9,638)   $(150,749)     $(194,679)
                                                 ===            ====       ========          =======    =========      =========

    The accompanying notes are an integral part of the financial statements.

                                MM HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                          NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated)

Note 1 - Reorganization under Chapter 11

On May 17, 2000, MMH Holdings, Inc. ("Holdings"), Morris Material Handling, Inc. ("MMH") and their domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' Chapter 11 cases have been consolidated for the purpose of joint administration under case number 00-2027(SLR). The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. No trustee has been appointed. An official committee of unsecured creditors (the "Creditors' Committee") was appointed by the office of the United States Trustee on May 30, 2000. Pursuant to the Bankruptcy Code, actions to collect certain prepetition indebtedness of the Debtors and other obligations against the Debtors may not be enforced. These claims are reflected in the balance sheet as "liabilities subject to compromise". In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional claims may arise from such rejection, and from the determination by the court (or agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. However, the Debtors have not yet completed their review of all their prepetition executory contracts and leases for assumption or rejection. See also
Note 6, Liabilities Subject to Compromise, and Note 12, Indebtedness.

The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of their prepetition obligations, including the authority to pay employee wages and maintain their employee benefit programs.

The Debtors filed a Plan of Reorganization (the "Plan") and related Disclosure Statement with the U.S. Bankruptcy Court on January 16, 2001. The Debtors are continuing to negotiate with their creditor constituencies regarding the Plan and anticipate making material amendments to the Plan. The Debtors are still attempting to obtain a commitment by a lender to provide the Debtors with financing to satisfy the Debtors' cash obligations under the Plan and to provide the Debtors with working capital and letters of credit and anticipate modifications to the Plan to reflect such financing. A hearing to consider approval of the Disclosure Statement is scheduled for March 23, 2001. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e., more than 50% of the number and at least 66-2/3% of the dollar amount, both based on claims actually voted) of each class of creditors whose claims are impaired by the plan. Alternatively, absent the requisite approvals, a debtor may seek Bankruptcy Court approval of its reorganization plan under "cramdown" provisions of the Bankruptcy Code, assuming certain tests are met.

The Bankruptcy Court set September 20, 2000 as the last date creditors could file proof of claims against the Debtors. There may be differences between the amounts recorded in the Debtors' schedules and financial statements and the amounts claimed by their respective creditors. Litigation may be required to resolve such disputes.

The Debtors will continue to incur significant costs associated with the reorganization. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect results while the Debtors operate under Chapter 11. See Note 5, Reorganization Items.

Currently, it is not possible to predict the length of time the Debtors will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders.

Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities (i.e., liabilities subject to compromise) of the Debtors must be satisfied before shareholders of the Debtors can receive any distribution. The ultimate recovery to the Debtors' shareholders, if any, will not be determined until the end of the case when the fair value of the Debtors' assets is compared to the liabilities and claims against the Debtors. The Plan as filed proposes that shareholders will not receive or retain any property under the Plan.

Note 2 - Basis of Presentation

Recapitalization. On January 28, 1998, Harnischfeger Industries, Inc. ("HII") reached an agreement with MHE Investments, Inc. ("MHE Investments"), an affiliate of Chartwell Investments Inc. ("Chartwell"), for the sale of an approximately 80 percent common ownership interest in HII's Material Handling Equipment Business (the "MHE Business"). As more fully described in Note 4, the resulting transactions (the "Recapitalization"), which closed on March 30, 1998 (the "Recapitalization Closing"), led to a significant change in the capital structure and a reorganization of the underlying legal entities of the MHE Business. As a result of the Recapitalization, Holdings, a pre-existing company engaged in the MHE Business, became an indirect holding company for the operating entities engaged in the MHE Business. Specifically, MMH, (and collectively with its subsidiaries and their predecessors, the "Company"), a newly formed wholly-owned direct subsidiary of Holdings, directly or indirectly acquired the various operating entities engaged in the MHE Business. Holdings was recapitalized in order to effect the redemption of certain shares of common stock of Holdings held by Harnischfeger Corporation ("HarnCo"). As a result of the reorganization of the legal entities of the MHE Business, Holdings and MMH became the successor companies to the MHE Business. The transactions have been accounted for as a recapitalization and accordingly, the financial statements presented herewith reflect the underlying historical accounting basis of the MHE Business.

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

Chapter 11 Filing. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect any adjustments that might result if the Debtors are unable to continue as a going concern. As a result of the Debtors' Chapter 11 filings, however, such matters are subject to significant uncertainty. Continuing on a going concern basis is dependent upon, among other things, the approval by the Debtors' creditors of an amended Joint Plan of Reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. The accompanying consolidated financial statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities, (ii) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority, (iii) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan of reorganization; or (iv) adjustments to the carrying value or classification of assets or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

The Company's consolidated financial statements have been presented in conformity with the AlCPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Debtors. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of May 17, 2000, the bankruptcy filing date, as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors are currently being investigated and either resolved by mutual consent or adjudicated. The final amounts of such claims are not presently determinable.

Note 3 - Description of Business and Significant Accounting Policies

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

Interest Rate Swaps - To limit the effect of increases in interest rates, the Company entered into an interest rate swap arrangement. The differential between the contract floating and fixed rates was accrued each period and recorded as an adjustment of interest expense. This arrangement was terminated during the second quarter of fiscal 2000 at a gain of $0.3 million.

Foreign Currency Translation - The assets and liabilities of the Company's international operations are translated at year-end exchange rates; income and expenses are translated at average exchange rates prevailing during the year. For operations whose functional currency is the local currency, translation adjustments are accumulated within shareholders' equity. Transaction gains and losses are reflected in income. Pre-tax foreign exchange gains (losses) included in operating income were $(340), $557, and $(118) in 2000, 1999 and 1998, respectively.

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

Debt financing costs - In conjunction with the Recapitalization (see Note 4), the Company recorded $20.1 million of debt financing costs. These costs are being amortized over periods ranging from 5 to 10 years. Accumulated amortization was $5,838 and $3,682 at October 31, 2000 and 1999, respectively.

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

Fair Value of Financial Instruments - Cash and cash equivalents, accounts receivable and accounts payable recorded in the balance sheets approximate fair value based on the short maturity of these instruments. The fair values of long-term debt obligations are estimated based on market conditions and interest rates available to the Company for similar financial instruments and in the case of the Company's senior notes, based on quoted market prices. The fair value of the Company's Senior Notes was approximately $2 million based upon the quoted market price of the instrument on October 31, 2000.

Research and Development Expenses - Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $1,125, $930, and $1,308 in 2000, 1999 and 1998, respectively.

Computer Software - Costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over the estimated useful life of the software (generally three to five years).

Segment Information - The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the fiscal year ended October 31, 1999. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and requires the Company to report certain financial information about operating segments. The method specified in SFAS No. 131 for determining what information to report is referred to as the "management approach". The management approach is based upon the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 18 - Segment Information).

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

In October 2000, the Emerging Issues Task Force ("EITF") reached a consensus in Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF Issue No. 00-10 requires companies to classify all amounts billed to a customer in a sale transaction related to shipping and handling as revenue. Initial application of EITF Issue No. 00-10 is required for financial statements for the fiscal years beginning after December 15, 1999. Reclassification of comparative financial statements for prior periods is required. The Company plans to apply EITF Issue No. 00-10 in fiscal year 2001. It is not expected to have a significant effect on the Company's financial statements.

In December 1999, The Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue generally is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. Implementation of SAB 101 is required for fiscal years beginning after December 15, 1999. The Company plans to implement SAB 101 in fiscal year 2001. It is not expected to have a significant effect on the Company's financial statements.

Note 4 - Recapitalization Transaction

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

The principal transactions effected as part of the Recapitalization were the following: (i) MHE Investments acquired (x) 7,907 shares of Holdings' common stock for $25.1 million and (y) $28.9 million liquidation preference of Holdings' 12 1/2% Series C Junior Voting Exchangeable Preferred Stock (the "Series C Junior Voting Preferred Stock") from HarnCo; (ii) Holdings redeemed certain shares of its common stock and Series C Junior Voting Preferred Stock held by HarnCo for $287 million in cash (including a $5 million prepayment of a potential post-closing redemption price adjustment) and approximately $4.8 million liquidation preference of Holdings' 12 1/4% Series B Junior Exchangeable Preferred Stock (the "Series B Junior Preferred Stock"); and (iii) HarnCo retained 2,261 shares of Holdings' common stock.

To finance the Recapitalization, Holdings sold $60 million of Series A Units, consisting of $57.7 million liquidation preference of Holdings' 12% Series A Senior Exchangeable Preferred Stock (the "Series A Senior Preferred Stock") and $2.3 million of Holdings' non-voting common stock, to institutional investors. In addition, MMH issued (the "Note Offering") $200 million of aggregate principal amount of its 9 1/2% senior notes due 2008 (the "Senior Notes") and entered into a senior secured credit facility (the "Prepetition Credit Facility") (see Note 12). The Prepetition Credit Facility consisted of a $70 million Revolving Credit Facility (the "Revolving Credit Facility"), a $30 million acquisition facility (the "Acquisition Facility") and $55 million in term loans. MMH used a portion of the $200 million aggregate proceeds from the Note Offering and $55 million aggregate borrowings under the New Credit Facility to redeem certain of its common shares from Holdings and pay Holdings a dividend which redemption and dividend totaled $233.8 million. Holdings, in turn, used the proceeds from this redemption, together with the proceeds of the sale of the Series A Units, to finance the cash portion of the redemption price for HarnCo's shares. The remainder of the proceeds was used by Holdings and MMH (i) to make loans to senior management to acquire indirect equity interests in Holdings,
(ii) to fund certain transaction fees and expenses and (iii) for general corporate purposes.

At October 31, 2000, MHE Investments owned approximately 54.5% of the common stock of Holdings and $39.0 million liquidation preference of the Series C Junior Voting Preferred Stock and HarnCo owned approximately 15.6% of the common stock of Holdings and $6.5 million liquidation preference of the Series B Junior Preferred Stock. Certain indirect equity holders in MHE Investments own, through Martin Crane L.L.C., approximately 25.0% of the common stock of Holdings. The remaining equity interests are held by institutional investors and consist of non-voting stock representing approximately 4.9% of the outstanding common stock of Holdings and $77.0 million liquidation preference of the Series A Senior Preferred Stock.

Note 5 - Reorganization Items

Reorganization expenses are comprised of items of income, expense, gain or loss that were realized or incurred by the Debtors as a result of their decision to reorganize under Chapter 11 of the Bankruptcy Code. During fiscal year ended October 31, 2000, reorganization expenses, including certain costs incurred by the Company prior to May 17, 2000 related to its restructuring efforts, were as follows:

     Professional fees                      $6,100
     DIP financing costs                       950
     Accrued retention plan costs              800
                                            ------
                                            $7,850
                                            ======

Note 6 - Liabilities Subject to Compromise

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. Additional prepetition claims may arise from rejection of additional executory contracts or unexpired leases by the Debtors. Under a confirmed plan of reorganization, prepetition claims may be paid and discharged at amounts substantially less than their allowed amounts. Unless the Debtors are substantively consolidated under a confirmed plan or plans of reorganization, payment of prepetition claims of each Debtor may substantially differ from payment of prepetition claims of other Debtors.

On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings consisted of the following at October 31, 2000:

Trade accounts payable                                                    $9,706
Accrued interest expense, as of May 16, 2000                              12,591
Senior notes, at 9.5% due April 1, 2008                                  200,000
Bank term loan (Term Loan A) at LIBOR plus 3.5% (10.15% at
  October 31, 2000) due in quarterly installments through March 2003       8,938
Bank term loan (Term Loan B) at LIBOR plus 3.5% (10.15% at
  October 31, 2000) due in quarterly installments through March 2005      18,461
Bank acquisition loan (in combined draws), at LIBOR plus 3.5%
  (10.15% at October 31, 2000) due in eight quarterly
  installments beginning June 2003 through March 2005                      4,016
Acquisition term loan (Sponsor Loan), at Eurodollar plus 6.0%
   (12.65% at October 31, 2000) due in eight quarterly
   installments beginning June 2003 through March 2005                     5,000
Bank revolving credit loan, at LIBOR plus 3.5% (10.15% at
   October 31, 2000) due March 2003                                       18,174
Deferred payments for purchases of companies, due in annual
   installments through 2006                                               1,805
Long-term capital leases with various expiration dates                        20
Industrial revenue bonds, at 6.2% due in annual installments
   through June 2007                                                         320
Income taxes payable                                                       2,035
Royalty fee and credit support fee payable to HII                          2,810
Other                                                                      2,605
                                                                        --------
                                                                        $286,481
                                                                        ========

Pursuant to SOP 90-7, certain of the amounts included above represent secured claims about which there is uncertainty as to whether the liability is undersecured, or will be impaired under a reorganization plan or plans.

As a result of the bankruptcy filings, principal and interest payments may not be made on prepetition debt without Bankruptcy Court approval or until a reorganization plan or plans defining the repayment terms have been confirmed. Interest due under the Prepetition Credit Facility is being paid by the Debtors as "adequate protection" pursuant to an order of the Bankruptcy Court. The total interest on unsecured prepetition debt that was not paid or charged to earnings for the period from May 17, 2000 to October 31, 2000 was $9.2 million. Such interest is not being accrued since it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to unsecured claims.

Note 7 - Liquidity and Capital Resources

On May 17, 2000, Holdings, MMH and their domestic operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. See Note 1, Reorganization under Chapter 11. On May 18, 2000, the Bankruptcy Court entered an order approving $10.0 million in interim debtor-in-possession financing to the Debtors and authorizing the Debtors to utilize their collections in the operation of their business. This $10 million amount represented the initial portion under a commitment by the lenders to provide $35 million in financing (including a letter of credit facility) in connection with the Debtors' Chapter 11 cases. The complete $35 million facility (which was subsequently reduced by agreement of the parties to $25 million) was approved by the Bankruptcy Court on June 15, 2000 (see Note 12). This facility had an initial maturity date of December 1, 2000, which date, absent a default, was automatically extended to June 1, 2001 if a sale of the Debtors had not been consummated prior to December 1, 2000.

The Company believes that the filing provides the Debtors with the opportunity to restructure its indebtedness. The Company plans to continue to implement its cost savings initiatives to bring costs in line with market requirements. Although management believes that disruption of operations relating to the Chapter 11 reorganization has not had a material adverse effect on the Debtors' relationships with their creditors, suppliers or employees, however, sales and bookings for modernizations, engineered and standard cranes, hoists and components have been negatively impacted.

Note 8 - Acquisitions and Divestitures

Acquisitions - During the year ended October 31, 2000, the Company did not make any acquisitions. During the year ended October 31, 1999, the Company completed two acquisitions with an aggregate purchase price of $4.1 million, net of cash acquired. During 1998, the Company completed several acquisitions for an aggregate purchase price of $8.9 million, net of cash acquired. These acquisitions were related to the Company's aftermarket business and were accounted for as purchase transactions with the purchase prices allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill of the transactions, $2.5 million for the 1999 transactions and $8.3 million for the 1998 transactions, is being amortized over 10 to 40 years. The resulting deferred purchase price will be paid in 2004 and 2005 for the 1999 acquisitions, and in annual installments through 2006 for the 1998 acquisition. The two fiscal 1999 acquisitions added approximately $13.7 million in sales and $1.5 million in operating income to the Company's results.

During the year ended October 31, 1999, the Company made final consideration payments of $1.5 million related to two 1998 acquisitions. With respect to a 1995 acquisition, the Company made a final contingent consideration payment of $1.4 million in the year ended October 31, 1999. Additionally, a payment of $100,000 was made during both 2000 and 1999 toward a fiscal 1998 purchase which was partially financed by the seller and a payment of $110,000 was made during the year ended October 31, 2000 toward the fiscal 1999 purchase which was partially financed by the seller. On a pro forma basis, the 1999 and 1998 acquisitions were not material to results of operations reported for the year ended October 31, 1999 and accordingly, such information is not presented.

Divestitures - On December 16, 1999, the Company completed the sale of the Company's brake manufacturing operation (the "Brake Business") located in Mississauga, Ontario, Canada, for a net sale price of $6.8 million after deduction of certain transaction-related items, including taxes. During fiscal year 2000, the Brake Business contributed $0.5 million in sales and no operating income to the Company's results.

In accordance with the Prepetition Credit Facility, as amended by the Amendment, the Company was permitted to apply half of the net proceeds of the sale of the Brake Business (which amounted to $3.4 million) to general corporate purposes, which the Company would otherwise have been required to use to prepay indebtedness under the Prepetition Credit Facility. After consummation of the sale, the Company repaid $3.1 million of the outstanding term loans ($2.4 million of which was applied to the final scheduled principal payment obligation with respect to the term loans) and repaid $0.3 million on the Acquisition Facility. A pre-tax gain of $6.4 million was recognized on this transaction.

Note 9 - Accounts Receivable

Accounts receivable at October 31 consisted of the following:

                                                            2000         1999
                                                           -------      -------
Trade receivables                                          $54,230      $59,737
Unbilled receivables                                         6,624        6,469
Allowance for doubtful accounts                             (3,059)      (1,725)
                                                           -------      -------
                                                           $57,795      $64,481
                                                           =======      =======

The amount of accounts receivable due beyond one year is not significant.

Note 10 - Inventories

Inventories at October 31 consisted of the following:

                                                        2000            1999
                                                      -------         -------
Raw material                                          $ 3,268         $ 8,771
Work-in-process                                        11,592          20,166
Finished parts                                         23,312          18,116
                                                      -------         -------
                                                       38,172          47,053
Less excess of current cost over
stated LIFO value                                      (6,359)         (7,059)
                                                      -------         -------
                                                      $31,813         $39,994
                                                      =======         =======

Inventories valued using the LIFO method represented approximately 34% and 33% of inventories at October 31, 2000 and 1999, respectively. During 2000 and 1999, inventory quantities were reduced, resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2000 and 1999 purchases. The effect of these liquidations decreased cost of sales by $1,150, $171 and $2,079 in 2000, 1999 and 1998, respectively.

Note 11 - Goodwill

Net goodwill at October 31 consisted of the following:

                                                    2000         1999
                                                  --------     --------
Goodwill                                          $ 24,598     $ 47,686
Accumulated amortization                           (2,434)       (4,842)
                                                  --------     --------
                                                  $ 22,164     $ 42,844
                                                  ========     ========

The Company assesses the carrying value of goodwill at each balance sheet date. In 1999 the Company reduced the remaining estimated useful life of goodwill related to its non-North American operations to ten years. This change in estimate resulted in additional amortization expense of $340. Based upon the continued negative trends in the operating results of non-North American businesses and shortfalls in actual operating results compared with estimates developed during the second quarter, management concluded that future operating cash flows, excluding interest, did not support the recoverability of recorded goodwill over the remaining amortization period. Accordingly, the Company assessed the fair value of the related businesses and wrote-off the remaining unamortized goodwill balances related to its non-North American operations of approximately $16.0 million in the third fiscal quarter of 2000.

Management believes there is no impairment of recorded goodwill related to the North American businesses at October 31, 2000 and 1999.

Note 12 - Indebtedness

Long-term obligations at October 31 consisted of the following:

                                                                                                           2000          1999
                                                                                                         --------       -------
Junior Debtor-in-Possession Facility (Junior DIP), at LIBOR plus 3.5% (10.15% at October 31,
      2000) due on the earlier of June 1, 2001 or upon confirmation of a plan of reorganization          $ 38,000       $     -
Senior notes, at 9.5% due April 1, 2008                                                                       -         200,000
Bank term loan (Term Loan A), at LIBOR plus 3.5% due in quarterly installments through March 2003             -          17,750
Bank term loan (Term Loan B), at LIBOR plus 3.5% due in quarterly installments through March 2005             -          34,475
Bank acquisition loan (combined draws), at LIBOR plus 3.5% due in eight quarterly installments
      beginning June 2003 through March 2005                                                                  -           7,430
Acquisition term loan (Sponsor Loan), at Eurodollar plus 6.0% due in eight quarterly installments
      beginning June 2003 through March 2005                                                                  -           5,000
Bank revolving credit loan, at LIBOR plus 3.5% due March 2003                                                 -          27,500
U.S. Swingline borrowings at Prime less 0.5%                                                                  -             425
Deferred payments for purchases of companies, due in annual installments through 2006                         -           1,993
Long-term capital leases with various expiration dates                                                        183           218
Bank debt, at 6.5% due in annual installments through March 2010                                              565           636
Industrial revenue bonds, at 6.0% due in annual installments through June 2007                                -             320
                                                                                                         --------       -------
                                                                                                           38,748       295,747
Less current portion                                                                                       38,134       292,963
                                                                                                         --------       -------
                                                                                                         $    614       $ 2,784
                                                                                                         ========       =======


On March 30, 1998, MMH issued $200 million aggregate principal amount of 9.5% Senior Notes due April 1, 2008 (the "Senior Notes") in connection with the Recapitalization as discussed in Note 4. Interest on the Senior Notes was payable semi-annually on each April 1 and October 1, commencing October 1, 1998. The Senior Notes are senior unsecured obligations and are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by substantially all of MMH's subsidiaries. See further discussion in Note 23.

At the Recapitalization Closing, MMH entered into the Prepetition Credit Facility which consisted of a $70 million revolving credit facility (the "Revolving Credit Facility"), a $30 million acquisition facility (the "Acquisition Facility"), a $20 million term loan ("Term Loan A") and a $35 million term loan ("Term Loan B").

The Revolving Credit Facility initially permitted, subject to compliance with certain conditions, MMH to borrow, repay and reborrow up to $70 million at any time until the fifth anniversary of the Recapitalization Closing, the proceeds of which may be used for working capital and other corporate purposes. At October 31, 2000 and 1999, the Company had $18.2 million and $27.5 million of borrowings outstanding under the Revolving Credit Facility. The Acquisition Facility, the proceeds of which may be used for acquisitions, initially permitted, subject to compliance with certain conditions, MMH to borrow up to $30 million at any time until the third anniversary of the Recapitalization Closing, and to repay the same in installments on or prior to the seventh anniversary of the Recapitalization Closing. Term Loan A and Term Loan B are repayable in 20 and 28 quarterly installments, respectively, which commenced in June 1998.

The Prepetition Credit Facility provided that the Company was to pay certain fees and commissions to the agents and lenders, including an annual administrative fee, a Revolving Credit Facility and Acquisition Facility unused commitment fee of 0.75% and a letter of credit fee of 3.625% of the average outstanding amounts under letters of credit.

Borrowings under the Prepetition Credit Facility are secured by certain of MMH's and its subsidiaries' assets, including substantially all of their assets located in the United States and the United Kingdom, and are guaranteed by Holdings and substantially all of MMH's subsidiaries.

Borrowings under the Prepetition Credit Facility bear interest at various interest rates based on certain floating reference rates (the "Floating Rate"). To limit the effect of increases in the interest rates under the Prepetition Credit Facility, the Company entered into an interest rate swap arrangement. The effect of this agreement was to limit the interest rate exposure on specified amounts up to $55.0 million borrowed under the Prepetition Credit Facility to a fixed LIBOR rate of 5.875% (the "Fixed Rate") plus 3.5%, as applicable. The Company terminated this arrangement during the second quarter of fiscal 2000 at a gain of $0.3 million.

The Prepetition Credit Facility and the indenture governing the Senior Notes (the "Note Indenture") contain a number of covenants that, among other things, limit Holdings' and its subsidiaries' ability to prepay subordinated indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. In addition, the Prepetition Credit Facility limits Holdings' and its subsidiaries' ability to incur indebtedness and the Note Indenture limits the Company's and its subsidiaries' ability to incur indebtedness. The Prepetition Credit Facility also requires Holdings and its subsidiaries to comply with certain financial ratios and borrowing condition tests based on quarterly measurements of the latest twelve months results of operations, under which Holdings and its subsidiaries are required to achieve and maintain certain financial and operating results.

The Company did not meet certain of the financial covenants under the Prepetition Credit Facility for the period ended January 31, 1999 and did not meet such financial covenants and certain additional financial covenants for the period ended April 30, 1999. On August 2, 1999, the Company obtained an amendment to the Prepetition Credit Facility (the "Amendment") which cured past financial covenant violations and reset the financial covenants until April 2001. The Amendment increased the cash availability under the Revolving Credit Facility from $35.7 million under the previous waiver agreement to $40.7 million. In connection with, and as a condition to, the Amendment, certain of the current indirect equity holders in Holdings purchased a $5.0 million participation in the Prepetition Credit Facility and received certain non-voting equity interests in Holdings, consisting of 25% of the then outstanding common stock of Holdings.

The Company entered into several Amendments and Waivers under the Prepetition Credit Facility, dated as of January 31, 2000 through April 28, 2000, whereby, among other matters, the lenders waived compliance by the Company with such financial covenants, for the period from January 31, 2000 until 5:00 p.m. May 26, 2000 (the "Waivers"). The Waivers permitted the Company, subject to certain conditions, to make additional borrowings under the Revolving Credit Facility and issue additional letters of credit, above levels in existence on January 28, 2000, in an aggregate amount of up to $12.4 million, during the period to which the Waivers applied. Amounts outstanding under the Prepetition Credit Facility at May 17, 2000 are reflected as liabilities subject to compromise in the October 31, 2000 balance sheet (see Note 6).

Following the Company's Chapter 11 filing, on June 15, 2000 the Bankruptcy Court approved a $35 million Debtor-in-Possession Facility ("DIP Facility") (which was subsequently reduced by agreement of the parties to $25 million) and authorized the Debtors to use their collections in the operations of their business. Pursuant to such facility, cash collected by the Company is used to repay the Term Loans, the Revolving Credit Facility Borrowings and the Acquisition Facility Line Borrowings on a pro-rata basis and these amounts are re-loaned to the Company under a Junior DIP Facility up to $38 million. The DIP and Junior DIP Facilities contain a number of covenants that, among other things, limit the Debtors' ability to create or assume liens, consolidate or merge with other entities, create, incur, or assume additional indebtedness, dispose of certain assets and make capital expenditures. The DIP and Junior DIP Facilities also require the Debtors to comply with certain financial ratios and borrowing condition tests based on monthly measurements of the latest twelve months results of operations. The first measurement date was December 31, 2000. The Company did not meet certain of the financial covenants under the DIP Facility at December 31, 2000. The Company obtained a waiver of such financial covenants through March 30, 2001. The waiver permits the Company to continue to borrow under the DIP Facility to meet its working capital requirements. The Junior DIP Facility is junior to the DIP Facility. At October 31, 2000, $38.0 million in borrowings are outstanding under the Junior DIP Facility and are classified as current obligations in the October 31, 2000 balance sheet. There were no borrowings outstanding under the DIP Facility at October 31, 2000.

The DIP and Junior DIP Facilities benefit from superpriority administrative claim status and senior and junior liens as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured prepetition claims and all other administrative expenses incurred in the Chapter 11 case. Borrowings under the DIP Facility are priced at the Alternate Base Rate of the Post-Petition Agent under the DIP Facility plus 1.5% or, at the Debtors' option, LIBOR plus 3 1/2%. This DIP Facility has an initial maturity date of December 1, 2000, which date, absent a default, was automatically extended to June 1, 2001. Borrowings under the Junior DIP Facility are priced at the Alternate Base Rate of the Post-Petition Agent under the DIP Facility plus 2.0% or, at the Debtors' option, LIBOR plus 3 1/2%. This Junior DIP Facility matures on the earlier of the initial maturity date or December 1, 2000, which date was automatically extended to June 1, 2001, or upon confirmation of a plan of reorganization.

The principal sources of liquidity for the Company's operating requirements have been cash flows from operations and borrowings under the DIP Facility and Junior DIP Facility. While the Company expects that such sources will provide sufficient working capital to operate its businesses, there can be no assurances that such sources will prove to be sufficient.

Immediately prior to the bankruptcy filings, the Company's UK subsidiary had a short-term bank credit line with an outstanding balance of $1.9 million. This credit line was converted to the Revolving Credit Facility borrowing in conjunction with the bankruptcy.

At October 31, 2000, installments payable related to the Company's long-term obligations are as follows:

                2001                     $   134
                2002                          78
                2003                          90
                2004                          67
                2005                          56
                Thereafter                   323
                                         -------
                                         $   748
                                         =======

Note 13 - Mandatorily Redeemable Preferred Stock and Shareholders' Equity

As previously discussed in Note 1, the Company's Plan of Reorganization as filed proposes that shareholders will not receive any property under the Plan. The following is a summary of the outstanding preferred and common stock of the Company at October 31, 2000 and the principal terms of such shares.

Mandatorily redeemable preferred stock at October 31, 2000 consisted of the following:

                                                                  Carrying Value
                                                                  --------------
12% Series A senior exchangeable preferred stock, stated
value $1,000 per share, par value $.01 per share,120,000
shares authorized, 76,990 shares issued and outstanding              $   76,273

12 1/4% Series B junior exchangeable preferred stock, stated
value $1,000 per share, par value $.01 per share, 10,000 shares
authorized, 6,455 shares issued and outstanding                           6,513

12 1/2% Series C junior voting exchangeable preferred stock, stated value $1,000 per share, par value $.01 per share, 60,000
shares authorized, 38,962 shares issued and outstanding                  39,323
                                                                     ----------
                                                                     $  122,109
                                                                     ==========

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

Notwithstanding the foregoing, Holdings may redeem in the aggregate all, but not less than all, of the Series A Senior Preferred Stock then outstanding, at any time prior to April 1, 2001, at a redemption price equal to 112.000% of the then effective liquidation preference thereof, plus an amount in cash equal to all accumulated and unpaid dividends out of the net proceeds of a public offering of shares of common stock, provided that redemption occurs within 90 days following the closing of any such public offering. On April 1, 2009, the Series A Senior Preferred Stock will be subject to mandatory redemption at a price equal to 100% of the liquidation preference thereof, plus all accumulated and unpaid dividends to the date of redemption, payable in cash. Dividends in kind declared and accumulated were both $8,249 at October 31, 2000.

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

On or after April 1, 2003, the Series B Junior Preferred Stock may be redeemed, in whole or in part, at the option of Holdings at the applicable redemption price together with an amount in cash equal to all accumulated and unpaid dividends. In addition, Holdings, at its option, may redeem all, but not less than all, of the Series B Junior Preferred Stock then outstanding, at any time prior to April 1, 2001, at a redemption price equal to 112.250% of the then effective liquidation preference thereof, plus an amount in cash equal to all accumulated and unpaid dividends out of the net proceeds of a public offering of shares of common stock, provided that redemption occurs within 90 days following the closing of any such public offering. On April 1, 2010, Holdings will be required to redeem in cash all of the Series B Junior Preferred Stock outstanding at a redemption price equal to 100% of the liquidation preference thereof, plus all accumulated and unpaid dividends to the date of redemption. Dividends in kind declared and accumulated were both $705 at October 31, 2000.

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

On or after April 1, 2003, the Series C Junior Voting Preferred Stock may be redeemed, in whole or in part, at the option of Holdings at the applicable redemption price together with an amount in cash equal to all accumulated and unpaid dividends. In addition, Holdings, at its option, may redeem all, but not less than all, of the Series C Junior

Voting Preferred Stock then outstanding, at any time prior to April 1, 2001, at a redemption price equal to 112.500% of the then effective liquidation preference thereof, plus an amount in cash equal to all accumulated and unpaid dividends out of the net proceeds of a public offering of shares of common stock, provided that redemption occurs within 90 days following the closing of any such public offering. On April 1, 2010, Holdings will be required to redeem in cash all of the Series C Junior Voting Preferred Stock outstanding at a redemption price equal to 100% of the liquidation preference thereof, plus all accumulated and unpaid dividends to the date of redemption. Dividends in kind declared and accumulated were both $4,329 at October 31, 2000.

Subject to certain conditions, the outstanding shares of Series C Junior Voting Preferred Stock are exchangeable, in whole but not in part, at the option of Holdings at any time on any dividend payment date for Holdings' 12 1/2% Exchange Debentures due 2010.

Common Stock

Common stock consisted of the following at October 31, 2000:

                                                                  Par Value
MMH Holdings, Inc.:

    Nonvoting common stock, $.01 par  value,
    100,000 shares authorized, 4,350 shares issued
    and outstanding                                                  $  -

    Voting common stock, $.01 par value, 900,000
    shares authorized, 10,169 shares issued and
    outstanding                                                         -

Morris Material Handling, Inc.

    Common stock, $.01 par value, 1,000 shares
    authorized, 100 shares issued and outstanding                       -

MMH Holdings, Inc. holds all of the outstanding common stock of Morris Material Handling, Inc.

Note 14 - Income Taxes

The components of income/(loss) of the Company's domestic and foreign operations for the years ended October 31 were as follows:

                                             2000          1999          1998
                                          --------      --------      --------
Domestic                                  $(20,423)     $(17,419)     $  8,774
Foreign                                    (33,321)       (9,163)          (75)
                                          --------      --------      --------
                                          $(53,744)     $(26,582)     $  8,699
                                          ========      ========      ========

The provision for income taxes included in the Statements of Income and Comprehensive Income for the years ended October 31 consisted of the following:

                                             2000          1999          1998
                                          --------      --------      --------
Current provision
      Federal and state                   $     69      $    373      $  1,883
      Foreign                                3,156         1,769         2,225
                                          --------      --------      --------
Total current                                3,225         2,142         4,108
                                          --------      --------      --------
Deferred provision
      Federal and state                          -        71,455         1,804
      Foreign                                    -        (1,917)       (1,477)
                                          --------      --------      --------
Total deferred                                   -        69,538           327
                                          --------      --------      --------
Provision for income taxes                $  3,225      $ 71,680      $  4,435
                                          ========      ========      ========

The difference between the U.S. federal statutory tax rate and the effective tax rate for the years ended October 31 are as follows:

                                             2000          1999          1998
                                          --------      --------      --------
Federal statutory rate                        35.0%         34.0%         34.0%
Divestiture bonuses                              -             -           4.7
Foreign taxes, net of
      federal benefit                         (3.8)         (0.3)          3.2
State taxes, net of
      federal benefit                         (0.1)         (0.1)          1.9
Valuation allowance adjustment               (35.6)       (302.5)          7.6
Other - net                                   (1.3)         (0.7)         (0.5)
                                          --------      --------      --------
                                              (5.8)%      (269.6)%        50.9%
                                          ========      ========      ========

Foreign income taxes paid were $368, $2,972 and $1,209 in 2000, 1999 and 1998, respectively.

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at October 31 were as follows:

                                                        2000             1999
                                                     ---------        ---------
Accrued expenses and reserves                        $   4,343        $   3,578
Inventories                                              1,829            4,306
Fixed assets                                             5,032            5,786
Intangibles                                             61,831           70,529
U.S. federal and state tax loss carryforwards           46,232           15,137
Prepaid pension asset                                   (1,215)          (1,170)
Other, net                                                   -            1,170
                                                     ---------        ---------
                                                       118,052           99,336
Valuation allowance                                   (118,052)         (99,336)
                                                     ---------        ---------
                                                     $       -        $       -
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

During fiscal 1999, the Company increased its deferred tax valuation allowance to reduce its net deferred tax assets to zero. This change in estimate reflected primarily the significant shortfall in actual fiscal 1999 operating results compared with estimates developed during the year and an increase in the estimated pretax loss for fiscal 2000. In addition, the Company has reported cumulative pretax losses since the March 30, 1998 recapitalization. Accordingly, based upon this negative evidence, management concluded that the realization of recorded U.S. deferred tax assets could not be supported as more likely than not of occurrence in accordance with SFAS 109. At October 31, 2000, the Company has approximately $121 million and $100 million of federal and state net operating loss carryforwards, respectively, which expire at various future dates. These carryforwards may be reduced upon emergence from bankruptcy due to the rules and regulations in the Internal Revenue Code. Because the Company's proposed plan of reorganization provides for certain substantial changes in the Company's ownership, there will be annual limitations on the amount of the federal carryforwards which the Company may be able to utilize on its income tax returns. This annual limitation is an amount equal to the value of the stock of the Company immediately before the ownership change adjusted to reflect the increase in value of the Company, resulting from the cancellation of creditors' claims, multiplied by a federally mandated long-term tax exempt rate.

The Company believes that realization of net operating loss and tax credit benefits in the near term is unlikely. If the Company's proposed plan of reorganization is confirmed, it will result in a significantly modified capital structure and SOP 90-7 will require the Company to apply "fresh start" accounting. Under fresh start accounting, realization of net operating loss and tax credit benefits will first reduce any reorganization goodwill until exhausted and thereafter be reported as additional paid in capital.

Note 15 - Commitments and Contingencies

Contingent liabilities as of the Chapter 11 filing date are subject to compromise. At October 31, 2000, the Company was contingently liable to banks, financial institutions and others for approximately $14.7 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $14.7 million, approximately $8.5 million was issued at the request of Debtor entities prior to the bankruptcy filing. Included in the $14.7 million outstanding as of October 31, 2000 were $3.4 million issued under the DIP Facility.

The Debtors have not completed their review of prepetition executory contracts to determine whether to assume or reject such contracts. Rejection of executory contracts could result in additional prepetition claims against Debtors. Accordingly, it is not possible to estimate the amount of additional prepetition claims that could arise out of the rejection of executory contracts.

To secure the performance of sales contracts related to MMH operations, MMH was contingently liable to financial institutions and others for the following at October 31, 2000: (i) $8.7 million of outstanding letters of credit and surety bonds under the Prepetition Credit Facility, (ii) $3.1 million under a surety arrangement for outstanding surety bonds and (iii) $2.9 million of surety bonds with other institutions. Prior to the Recapitalization Closing, HII and its affiliates ("HII Group") provided credit support for the MHE Business. As part of the Recapitalization, HII agreed to maintain in place credit support (including letters of credit and surety bonds) in existence at the

Recapitalization Closing and the Company agreed to reimburse HII for any payments made by the HII Group with respect to such credit support. At October 31, 2000, approximately $9.3 million of HII Group letters of credit and surety bonds remained outstanding.

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

On October 28, 1996, a strong windstorm caused significant damage to the Belview container-handling terminal at the Port of Waterford in Ireland. One container-handling crane sold by the Company's United Kingdom subsidiary was destroyed and another was seriously damaged. The two cranes were sold to the Waterford Harbour Commissioners in 1992 and commissioned for use in 1993. On October 19, 1998, the Waterford Harbour Commissioners wrote to the Company and provided a notice of arbitration, asserting breach of contract, negligence and breach of duty against the Company's United Kingdom subsidiary in connection with the destroyed and damaged cranes. The Waterford Harbour Commissioners claimed direct damages of IR(pound)8.5 million ($9.1 million based on exchange rates at October 31, 2000) and consequential damages of IR(pound)4.9 million ($5.3 million based on exchange rates at October 31, 2000). The port operator, Bell Lines, Limited, filed a similar claim against the Company's United Kingdom subsidiary in October 1999, asserting unspecified damages. Management intends to vigorously defend both matters. The Company's insurance carriers have agreed to provide defense coverage for the accident and limited indemnification if the Company is unsuccessful in defending the claims. The Company and its United Kingdom subsidiary have initiated litigation in the Milwaukee County Circuit Court against Ace American Insurance Company, AON Risk Services, Inc. of Illinois, and National Union Fire Insurance Company of Pittsburgh, Pennsylvania, seeking additional insurance coverage for indemnification obligations. While the

Company believes that it will obtain a favorable resolution (either by successfully defending the claim or by obtaining insurance coverage thereon), no assurances can be made as to the final outcome of the claims. If the Company's United Kingdom subsidiary is found liable for the claims and is unable to obtain insurance coverage therefore, there could be a material adverse effect on the Company's operations and financial performance. Based upon the current status of this matter, no related liability has been accrued at October 31, 2000.

During fiscal year 2000, an environmental assessment was conducted at the Company's Loughborough, England facility which included soil and groundwater testing throughout the property. Results of this study warranted notification to the Environmental Agency in West Bridgeford, Nottingham. At this time it appears that certain "hot spots" of hydrocarbon contamination on the property will require soil removal and remediation for which costs may be material. Also, based on the test results, there are other portions of the property which, if developed, may require soil removal and remediation relative to heavy metals which costs may also be material. It is uncertain whether further testing will be required or what future actions may be warranted and whether it will have an adverse impact on the Company's financial performance.

In connection with the sale of substantially all assets of the Company's United Kingdom Group in March 2001, (see also Note 24, Subsequent Events) the Company's U.K. operating subsidiaries were placed in administrative receivership as a result of their inability to satisfy claims made by creditors pursuant to guarantees made by such subsidiaries under the Prepetition Credit Facility. It is not yet certain as to the impact this will have on the litigation discussed above; however, these subsidiaries will not have sufficient assets to settle all third party liabilities.

The Company is a party to various other litigation matters, including product liability and other claims, which are normal in the course of its operations. Also, as a normal part of its operations, the Company undertakes certain contractual obligations and warranties in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty, management believes that the resolution of such matters will not have a material adverse effect on the consolidated results of operations, financial position or cash flows of the Company. As a result of the Company's bankruptcy filing described in Note 1, Reorganization under Chapter 11, litigation against the Company and its subsidiaries that filed bankruptcy is stayed.

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

Note 16 - Employee Benefit Plans

The Company adopted SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," in 1999. SFAS No. 132 revises disclosure requirements for pension and other postretirement benefit plans for all years presented but does not change the measurement or recognition of those plans.

HII Plans

Prior to the Recapitalization, the Company was a participant in HII and affiliates' domestic defined benefit pension plans. Benefits from these plans were based on factors which included various combinations of service, employee compensation during the last years of employment and the recipient's social security benefit. Pension expense was allocated annually based upon headcount. The Company's pension expense for these domestic defined benefit plans was $0, $0, and $584 in 2000, 1999 and 1998, respectively.

MMH Plans

Effective April 1, 1998, the Company established a retirement savings plan under
Section 401(k) of the Internal Revenue Code (the "Savings Plan"). The Savings Plan covers all non-bargaining unit employees in the United States from their first day of service. Employees can contribute from 1% to 10% of their eligible pre-tax pay. The Company matches 100% of contributions up to 3% of an employee's eligible pay and 50% of the next 2% of an employee's eligible pay. Also, once an employee turns 35, the Company contributes an additional percentage of the employee's pay based on his/her age. In addition, the Company makes a special contribution for long-service and older employees who were participants in the former HII pension plan in order to make up for future years of non-participation in that plan. If an employee's age plus years of service add up to 65 or more, the Company contributes an additional percentage of the employee's pay to the Savings Plan. All Company contributions are 100% vested upon contribution. An employee must be active on December 31 of the Savings Plan year in order to qualify for annual Company contributions. The Company recognized expense of $3,755, $2,331 and $890 during 2000, 1999 and 1998, respectively, related to the Savings Plan.

The Company also continued the HII profit sharing plan as a component of its new retirement savings plan. The profit sharing plan covers substantially all domestic employees, except employees covered by collective bargaining agreements and employees of affiliates with separate defined contribution plans. Contributions to this plan in 1998 were based on the Company's "economic value added" performance. Effective November 1, 1998, contributions were based on earnings of the Company before interest and taxes. The Company's profit sharing expense for this plan was $0, $0 and $137 in 2000, 1999 and 1998, respectively.

In connection with the Recapitalization, the Company had committed to establish a new equity incentive plan to attract and retain key personnel, including senior management, and to enhance their interest in the Company's continued success. Holdings reserved 1,186.0849 shares of Holdings nonvoting common stock and 4,328.25 shares of Holdings Series C Junior Voting Preferred Stock with a value of $8.1 million on March 30, 1998 for this plan (such shares to be denominated in 8,100 units consisting of 0.1464 shares of Holdings nonvoting common stock and 0.5344 shares of Holdings Series C Junior Voting Preferred Stock (the "Equity Units")). The Company had committed to make an initial option grant to each member of the Company's senior management on March 30, 1998 under such executive's employment agreement. It is expected that a new equity incentive plan will be established in connection with the Plan of Reorganization.

Pension expense, as determined by the Company's actuaries, for its employee benefit plan in the United Kingdom for the three years ended October 31 included the components shown below. Pension expense for the Company's other foreign employee benefit plans is not significant.

                                                   2000       1999       1998
                                                  ------     ------     ------
Service cost - benefits earned during the year    $  857     $  914     $  894
Interest cost on projected benefit obligation      1,652      1,634      1,665
Actual gain on plan assets                        (3,451)    (4,062)    (1,408)
Net amortization and deferral                      1,584      2,552       (619)
Curtailment gain                                     (99)         -          -
                                                  ------     ------     ------
                                                  $  543     $1,038     $  532
                                                  ======     ======     ======

The discount rate used for this foreign plan was 6.0% in 2000, 1999 and 1998. The assumed rate of increase in future compensation of employees was 4.0% in 2000, 1999 and 1998. The expected long-term rate of return on assets was 8.0%, 8.5% and 8.5% in 2000, 1999 and 1998.

The following table sets forth the funded status of the United Kingdom plan at October 31:

                                                          2000          1999
                                                         -------       -------
Change in Plan Assets:
      Fair value of plan assets at beginning of year     $27,949       $23,851
      Actual return on plan assets                         3,451         4,062
      Employer contributions                                 854           691
      Plan participants' contributions                       182           195
      Currency translation                                (3,932)         (355)
      Benefits paid                                         (513)         (495)
                                                         -------       -------
Fair value of plan assets at end of year                 $27,991       $27,949
                                                         =======       =======

Change in Benefit Obligation:
      Benefit obligation at beginning of year            $29,560       $27,739
      Service cost                                           857           914
      Interest cost                                        1,652         1,634
      Plan participants' contributions                       182           195
      Actuarial (gain)/loss                               (3,238)          (24)
      Curtailments                                           (99)            -
      Currency translation                                (3,799)         (403)
      Benefits paid                                         (513)         (495)
                                                         -------       -------
Benefit obligation at end of year                        $24,602       $29,560
                                                         =======       =======

Actuarial present value of:
      Vested benefits                                    $21,171       $25,713
                                                         -------       -------
      Accumulated benefits                                21,171        25,713
                                                         -------       -------
      Projected benefits                                  24,602        29,560
Net assets available for benefits                         27,991        27,949
                                                         -------       -------
Plan assets greater than (less than) projected benefits    3,389        (1,611)
Unrecognized net loss                                        307         5,729
                                                         -------       -------
Prepaid pension asset                                    $ 3,696       $ 4,118
                                                         =======       =======

Postretirement Benefits Other Than Pensions

HII generally provided certain health care and life insurance benefits under various plans for U.S. employees who retired after attaining early retirement eligibility, subject to plan amendments. In 1993, the HII Board of Directors approved a general approach that would culminate in the elimination of contributions towards postretirement health care benefits. Increases in costs were capped for certain plans beginning in 1994 extending through 1998 and contributions were eliminated on September 1, 1998 for most employee groups. As such, negative plan amendments made subsequent to November 1, 1993 were amortized from the date of the amendment to September 1, 1998. Postretirement benefit income was allocated each year based upon headcount. The Company's postretirement benefit income was $684 for the five months ended March 30, 1998. Following the Recapitalization, the Company has no liability to previously retired employees for such benefits.

As of October 31, 1998, the Company no longer offered any postretirement health care or life insurance benefits.

Note 17 - Operating Leases

The Company leases certain plant, office and warehouse space as well as machinery, vehicles, data processing and other equipment. Certain of these leases have renewal options at reduced rates and provisions requiring the Company to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed.

Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $3,497, $4,375 and $4,465 in 2000, 1999, and 1998, respectively.

At October 31, 2000, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance, were as follows:

           2001                                        $ 2,607
           2002                                          1,664
           2003                                          1,092
           2004                                            474
           2005 and thereafter                             644

Note 18 - Segment Information

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during the fiscal year ended October 31, 1999. The prior year's third quarter segment information has been restated to conform to the current year presentation. Pursuant to SFAS No. 131, the Company has identified its reportable segments based on the Company's method of internal reporting which is utilized by its chief operating decision-maker, the Chief Executive Officer. The reportable operating segments are as follows:

     o   Equipment and Aftermarket - Americas
     o   Equipment and Aftermarket - Other
     o   Distribution and Service - North America
     o   Engineered Products and Automation - Europe
     o   Equipment and Aftermarket - Europe
     o   Equipment and Aftermarket - Asia Pacific
     o   Equipment and Aftermarket - South Africa

Each segment has a manager who is accountable to and maintains regular contact with the Chief Executive Officer and Chief Financial Officer. The Company evaluates performance of its segments based on operating income, determined on a basis consistent with amounts reported in the consolidated financial statements.

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

The Equipment and Aftermarket - Other segment is the Company's brake manufacturing operation in Canada. Approximately 21% of this segment's sales are to other Company segments. The Company sold this operation in December 1999.

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

Within North America, certain centrally incurred costs such as insurance costs and computer charges are allocated to operating segments based upon various methods of allocation. In the United Kingdom, utilities, property taxes and insurance costs are allocated to the segments based upon varying allocation methods. Domestically, costs related to centralized accounting, marketing, human resources, and IT functions are not allocated. Internationally, these costs, as well as amortization of goodwill, are allocated amongst individual segments in the year ended October 31, 2000, however, in the same period in fiscal year 1999, no allocation was done.

As discussed above, the Company assessed the fair value of its non-North American businesses and, as a result, wrote-off the remaining unamortized goodwill balances related to these operations in the third quarter. The total write-off of approximately $16.0 million was allocated to the applicable segments as follows: $10.0 million to Eliminations and Other - Europe, $0.8 million to Equipment & Aftermarket - South Africa and $5.2 million to Equipment & Aftermarket - Asia Pacific.

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                               Operating Segments
                       For the Year Ended October 31, 2000


                                          ---------------------------------
                                                       SALES
                                          ---------------------------------   ------------------------------------------------------
                                                                              Operating
                                                                               Income       Depreciation &  Long-Lived     Capital
                                          External  Intercompany   Total       (Loss)        Amortization     Assets    Expenditures
                                                                              --------       ------------     ------    ------------
       Equipment & Aftermarket - Americas $ 26,253    $  53,881    $ 80,134   $   (517)         $3,583
          Equipment & Aftermarket - Other      423          111         534         (4)              -
                                          --------    ---------    --------   --------          ------
            Total Equipment & Aftermarket   26,676       53,992      80,668       (521)          3,583       $ 14,045       $1,271
   Distribution & Service - North America  181,809        1,007     182,816      9,091           2,026         34,652          809
                     Eliminations & Other        -      (54,999)    (54,999)       179               -
                                          --------    ---------    --------   --------          ------
                           Total Americas  208,485            -     208,485      8,749           5,609

Engineered Products & Automation - Europe    7,531           39       7,570     (1,520)              -
         Equipment & Aftermarket - Europe   31,418        4,949      36,367     (1,785)              -
                     Eliminations & Other        -         (767)       (767)   (15,678)         13,195
                                          --------    ---------    --------   --------          ------
                             Total Europe   38,949        4,221      43,170    (18,983)         13,195
   Equipment & Aftermarket - South Africa    8,931            -       8,931     (1,603)            978
   Equipment & Aftermarket - Asia Pacific   11,709            -      11,709     (6,803)          5,483
                     Eliminations & Other        -       (1,195)     (1,195)         -               -
                                          --------    ---------    --------   --------          ------
                      Total International   59,589        3,026      62,615    (27,389)         19,656         12,377          589
                                          --------    ---------    --------   --------          ------
               Corporate and Eliminations        -       (3,026)     (3,026)   (18,299)             -
                                          --------    ---------    --------   --------          ------       --------       ------
                             Consolidated $268,074    $       -    $268,074   $(36,939)        $25,265       $ 61,074       $2,669
                                          ========    =========    ========   ========         =======       ========       ======

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession As Of May 17, 2000)
                               Operating Segments
                       For the Year Ended October 31, 1999

                                          ----------------------------------------------
                                                              SALES
                                          ----------------------------------------------  ----------------------------------------
                                                                               Operating
                                                                                Income    Depreciation &  Long-Lived    Capital
                                             External  Intercompany   Total     (Loss)     Amortization     Assets    Expenditures
                                             --------  ------------   -----     ------     ------------     ------    ------------
       Equipment & Aftermarket - Americas    $ 50,602    $ 52,370   $102,972   $  7,226       $3,163
          Equipment & Aftermarket - Other       3,809       1,934      5,743      1,417           67
                                             --------    --------   --------   --------       ------
            Total Equipment & Aftermarket      54,411      54,304    108,715      8,643        3,230       $17,312       $5,064
   Distribution & Service - North America     166,929       4,130    171,059     10,291        1,940        36,783          990
                     Eliminations & Other           -     (58,434)   (58,434)        76            -
                                             --------    --------   --------   --------       ------
                           Total Americas     221,340           -    221,340     19,010        5,170
                                             --------    --------   --------   --------       ------

Engineered Products & Automation - Europe      11,568         507     12,075     (1,056)         124
         Equipment & Aftermarket - Europe      35,521       6,446     41,967      1,803        1,137
                     Eliminations & Other           -      (1,869)    (1,869)    (4,418)         497
                                             --------    --------   --------   --------       ------
                             Total Europe      47,089       5,084     52,173     (3,671)       1,758

   Equipment & Aftermarket - South Africa      12,794         599     13,393       (913)         152
   Equipment & Aftermarket - Asia Pacific      12,972           -     12,972       (624)         349
                     Eliminations & Other           -      (1,431)    (1,431)      (722)         810
                                             --------    --------   --------   --------       ------
                      Total International      72,855       4,252     77,107     (5,930)       3,069
                                             --------    --------   --------   --------       ------
               Corporate and Eliminations           -      (4,252)    (4,252)    (9,635)           -        34,971        1,540
                                             --------    --------   --------   --------       ------       -------       ------

                             Consolidated    $294,195    $      -   $294,195   $  3,445       $8,239       $89,066       $7,954
                                             ========    ========   ========   ========       ======       =======       ======

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                               Operating Segments
                       For the Year Ended October 31, 1998

                                           ---------------------------------------------
                                                               SALES
                                           ---------------------------------------------   ----------------------------------------
                                                                               Operating
                                                                                 Income    Depreciation &  Long-Lived     Capital
                                           External  Intercompany    Total       (Loss)     Amortization     Assets    Expenditures
                                           --------  ------------    -----       ------     ------------     ------    ------------
       Equipment & Aftermarket - Americas  $ 72,051   $ 52,114    $124,165      $ 18,886      $  2,598
          Equipment & Aftermarket - Other     4,410      1,796       6,206         1,688            57
                                           --------   --------    --------      --------      --------
            Total Equipment & Aftermarket    76,461     53,910     130,371        20,574         2,655      $ 15,071     $  3,820
   Distribution & Service - North America   159,187      2,297     161,484        14,160         1,716        32,132          423
                     Eliminations & Other         -    (56,207)    (56,207)         (268)            -
                                           --------   --------    --------      --------      --------
                           Total Americas   235,648          -     235,648        34,466         4,371
                                           --------   --------    --------      --------      --------

Engineered Products & Automation - Europe    14,608      3,412      18,020        (2,372)          330
         Equipment & Aftermarket - Europe    44,195     10,779      54,972         3,216           889
                     Eliminations & Other         -     (3,491)     (3,491)         (905)          469
                                           --------   --------    --------      --------      --------
                             Total Europe    58,803     10,698      69,501           (61)        1,688
   Equipment & Aftermarket - South Africa    16,342        930      17,272           687           182
   Equipment & Aftermarket - Asia Pacific     7,064          -       7,064          (483)          174
                     Eliminations & Other         -     (5,687)     (5,687)         (486)          408
                                           --------   --------    --------      --------      --------
                      Total International    82,209      5,941      88,150          (343)        2,452        35,635          965
                                           --------   --------    --------      --------      --------
               Corporate and Eliminations         -     (5,941)     (5,941)       (6,294)            -
                                           --------   --------    --------      --------      --------

                             Consolidated  $317,857   $      -    $317,857      $ 27,829      $  6,823      $ 82,838     $  5,208
                                           ========   ========    ========      ========      ========      ========     ========

The following table provides information related to external customer sales and long-lived assets by geographic area. Geographic sales are based on the country in which the sales originate.

                                             2000
                              --------------------------------------
                              External Sales       Long-Lived Assets
                              --------------       -----------------

          United States          $174,736              $ 39,484
                 Canada            27,097                 7,806
         United Kingdom            38,949                 9,274
           South Africa             8,931                   359
              Australia             8,365                   872
                  Other             9,996                 3,279
                                 --------              --------
                                 $268,074              $ 61,074
                                 ========              ========

                                             1999
                              --------------------------------------
                              External Sales       Long-Lived Assets
                              --------------       -----------------

          United States          $187,067              $ 43,785
                 Canada            28,077                 9,231
         United Kingdom            47,089                24,791
           South Africa            12,794                 1,426
              Australia            10,292                 4,665
                  Other             8,876                 5,168
                                 --------              --------
                                 $294,195              $ 89,066
                                 ========              ========

                                             1998
                              --------------------------------------
                              External Sales       Long-Lived Assets
                              --------------       -----------------

          United States          $202,639              $ 37,360
                 Canada            26,034                 8,828
         United Kingdom            58,803                26,516
           South Africa            16,342                 1,577
              Australia             2,073                 4,267
                  Other            11,966                 4,290
                                 --------              --------
                                 $317,857              $ 82,838
                                 ========              ========

Information related to sales of products and services to external customers is presented below:

                               --------     --------     --------
                                 2000         1999         1998
                               --------     --------     --------

               Machines         131,881      157,395      179,825
                  Parts          76,267       78,131       81,719
                Service          59,926       58,669       56,313
                               --------     --------     --------
                  Total        $268,074     $294,195     $317,857
                               ========     ========     ========

Note 19 - Related Party Transactions

HII and Affiliates

Previously (and until the Recapitalization Closing), HII and/or HarnCo performed centrally a number of functions necessary for the operations of the Company. Under a management services arrangement with HII, the Company was provided with certain services, including, but not limited to, matters of organization and administration, cash management, labor relations, employee benefits, public relations, financial policies and practices, taxation and legal affairs (intellectual property, environmental, labor, securities and ERISA compliance, as well as assistance with product liability cases). The annual fee charged the Company for these services was based upon a pro rata share of corporate administration costs using an allocation methodology based on consolidated worldwide sales. Such fees totaled $1,155 in 1998.

Interest income/(expense) on receivables/(payables) with HII affiliates was charged by/(to) the Company using interest rates tied to LIBOR, the 13-week treasury bill rate or prime rate.

After the Recapitalization Closing, the Company continued to sell certain products and services to HII affiliates at negotiated rates and performed certain administrative functions for HarnCo in Mexico. Sales to HII affiliates amounted to $1.0 million and $3.2 million in fiscal 1999 and 1998, respectively. Sales to HII affiliates in fiscal year 2000 were nil.

In a number of instances, HII and/or HarnCo provided contracting credit support in connection with the Company's business. Certain customers for large crane supply contracts require the supplier to provide contracting credit support and/or parent guarantees of performance. See Note 15. At October 31, 2000, HarnCo continues to be shown as the guarantor on the Birmingham, Alabama facility lease with the Industrial Revenue Board of Birmingham.

On June 7, 1999, (the "Petition Date") HII and certain of its United States affiliates (including HarnCo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Certain provisions of the Bankruptcy Code allow a debtor to avoid, delay and/or reduce its contractual and other obligations to third parties. There can be no assurance that HII and its affiliates will not attempt to utilize such provisions to cease performance under their agreements and arrangements with the Company. The inability of the Company to receive the benefits of one or more of these agreements or the termination of ongoing arrangements between the Company and affiliates of HII (including those relating to the provision of services and materials by HII and its affiliates to the Company) could materially adversely affect the Company's operations and financial performance. In the event that any of the liabilities retained by HII and its affiliates in connection with the Recapitalization remain unsatisfied as of the Petition Date, the Company's right to indemnification for any such amounts it has paid on behalf of HII and its affiliates may also be avoided, delayed or reduced. Each of HII and certain of its affiliates on the one hand, and the Company and certain of its affiliates, on the other hand, have receivables and payables to the other that may be affected by the HII Bankruptcy. The Debtors and Harnischfeger continue to negotiate towards a consensual resolution of the issues arising from and related to the Recapitalization and have reached a settlement in principle, subject to definitive documentation and Bankruptcy Court approval.

Transition Services Agreement - On March 30, 1998, the Company entered into a Transition Services Agreement with HarnCo pursuant to which HarnCo and/or its affiliates provide the Company and the Company's subsidiaries located in the United States certain specified transition services for a set monthly price per service, plus cost sharing in certain instances, for periods ranging up to three years. These services had been provided historically, and for all of fiscal 1998, but were not covered by a written agreement until the date of the Recapitalization. These services included financial support (including payroll, accounts payable and some accounting), MIS support (including mainframe applications, PC support, engineering applications, maintenance, shared products and telephone system support), human resources support (including assistance in union negotiations, processing support for workers' compensation claims, screening and hiring of hourly employees and benefits administration), shared space, warehouse services for repair parts at one of HarnCo's facilities until July 1998, order processing, office space and lobby services at HarnCo's offices, employee communications, use of corporate aircraft owned by HarnCo or its affiliates, and all traffic functions and transportation of materials between Milwaukee area operations. The Company was charged $2.1 million and $5.0 million for such services in fiscal 1999 and 1998, respectively. During fiscal year 2000, the only service provided by HarnCo was MIS support for which the Company was charged $0.3 million. These arrangements for shared facilities and services, which are consistent with those which existed prior to the Recapitalization, include the following:

1. The Company and an HII affiliate shared a parts warehouse through June 1998 for which the Company was charged approximately $976 in 1998.

2. An HII affiliate provided support to the Company for accounting, credit, traffic and human resource services and charged approximately $194 and $335 to the Company in 1999 and 1998, respectively. In addition, the Company leased office space from this affiliate through February 1999 at a cost of approximately $41 and $120 for 1999 and 1998, respectively.

3. HarnCo provided certain products and services to the Company which management estimates amounted to approximately $0.8 million, $14.1 million and $12.4 million in fiscal 2000, 1999 and 1998, respectively. HarnCo manufactured electric motors, fabricated larger steel girders and did machining on certain cranes for the Company at cost or at cost plus a percentage. In addition, HII affiliates have acted as motor rewind subcontractors for the Company. It is contemplated that these transactions, none of which individually or in the aggregate are significant to the Company, will continue in the future.

4. Until August 1999 when the Company replaced its shared business system, an HII affiliate provided information systems services to the Company and charged approximately $1,886 and $3,610 to the Company in 1999 and 1998, respectively.

Prior to the Recapitalization, the above-noted charges were negotiated by the Company on an annual basis with HII or other affiliates. The Company considers such costs, in the aggregate, to reflect arms-length terms and believes that in the aggregate these products and services can be obtained on comparable terms from third parties.

Component and Manufactured Products Supply Agreement - At the Recapitalization Closing, the Company entered into a two year agreement with HarnCo pursuant to which HarnCo was to sell, or have its affiliates sell, to the Company and to its subsidiaries located in the United States, at cost, certain products, repair parts and rebuilds as have been previously manufactured by HarnCo for the Company. The price for these products was the fully absorbed standard cost for normal production products and repair parts, and the fully absorbed job cost for rebuilds and repairs.

Trademark License Agreement - In connection with the Recapitalization, MMH entered into a trademark license agreement (the "Trademark License Agreement") with an affiliate of HarnCo pursuant to which the Company was granted the right to use the "P&H" trade name, trademark and service mark with respect to all MHE Business products on a worldwide exclusive basis from March 30, 1998 until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, MMH or their parents or successors (and for an additional seven years thereafter for aftermarket products and services). The royalty fee for use of the trademark is equal to 0.75% of the aggregate net sales of the MHE Business for the ten year period which commenced March 30, 1999. There will be no royalty fee for the remainder of the term following such ten year period. The Company accrued $3.4 million of expenses for royalty fees in the period from March 30, 1999 to October 31, 2000. The Company has elected to defer the payments of the royalty fees for the periods ended October 31, 1999 and 2000, which would otherwise be payable on January 30, 2000 and 2001, respectively, pursuant to the terms of Trademark License Agreement. The Trademark License Agreement provides that the annual royalty fee may be deferred for up to two years if the Company does not meet certain financial criteria. The Company can only defer up to two payments during the term of the agreement. In addition, interest accrues at 12% per year on the deferred fee payments. The Debtors and Harnischfeger continue to negotiate towards a consensual resolution of the issues arising from and related to the Recapitalization and have reached a settlement in principle, subject to definitive documentation and Bankruptcy Court approval.

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

Loans to Management - At the Recapitalization Closing, the Company made short-term loans in an aggregate principal amount of $900,000 to members of the Company's senior management to purchase equity interests in Niles L.L.C., an indirect minority shareholder of Holdings, in accordance with the terms of certain promissory notes. Interest on each of the notes, at a rate per annum equal at all times to the federal short-term rate (as defined) in effect from time to time, from the date of issuance until such note is repaid in full will be payable in arrears as a lump sum on the date the remaining unpaid principal amount of such note is due in full. In fiscal 1999, in conjunction with Jack Stinnett's, President and Chief Executive Officer, purchase of 80% of the former President's equity interest in Niles L.L.C., the Company made a loan to Mr. Stinnett in the amount of $150,000.

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

Chartwell Management Consulting Agreement - The Company has entered into a management consulting agreement with Chartwell pursuant to which Chartwell provides the Company with certain management, advisory and consulting services for a fee of $1.0 million for each fiscal year of the Company during the term of the agreement, plus reimbursement of expenses. The term of the management consulting agreement is 10 years commencing at the Recapitalization Closing and is renewable for additional one year periods unless the Board of Directors of the Company gives prior written notice of non-renewal to Chartwell. The Company incurred expenses totaling $1,000, $1,000 and $583, excluding amounts paid for the reimbursement of expenses, during fiscal 2000, 1999 and 1998, respectively, under this agreement.

Note 20 - Non-Recurring Employee Benefit Costs

As a result of the Recapitalization and subsequent restructuring, the Company recognized certain non-recurring employee benefit costs. These costs included:

1. Employee Termination Costs - During fiscal 1998, 1999 and 2000, the Company has incurred employee termination costs to reduce employee staffing levels associated with restructuring the Company's United Kingdom and United States manufacturing operations. During the 1998 fiscal year, 72 employees were terminated, resulting in severance costs of $0.7 million. Also, in October 1998, the Company announced additional terminations of 64 employees resulting in additional severance costs of approximately $1.1 million in fiscal 1998. The staffing reductions announced in October 1998 were completed in early fiscal 1999. In 1999 and 2000, the Company initiated and completed further staff reductions at its United Kingdom and United States operations. The program was primarily aimed at streamlining its production base, improving efficiency and enhancing its competitiveness. In 1999, approximately 129 employees were terminated at a cost of approximately $1.8 million. In 2000, approximately 84 hourly and salary positions were eliminated at a cost of $1.8 million. Termination benefits paid and charged against the liability as of October 31, 2000, were $1.4 million. The remaining severance benefits are anticipated to be paid primarily during the fourth quarter of 2000 and the first quarter of 2001. Severance costs included severance pay, outplacement services and insurance coverage.

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

Note 21 - Other Income - Net

Other income - net consists of the following for the years ended October 31:

                                    2000         1999         1998
                                   ------       ------       ------
          Licensee income          $    -       $  470       $  594
          Other-net                     -          (78)         737
                                   ------       ------       ------
                                   $    -       $  392       $1,331
                                   ======       ======       ======

Note 22 - Supplemental Condensed Financial Information

In connection with the Recapitalization, MMH, a direct wholly-owned subsidiary of Holdings, issued Senior Notes that are guaranteed by certain of MMH's subsidiaries (the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is a wholly-owned subsidiary, directly or indirectly, of MMH and the guarantees are full, unconditional and joint and several. Both Holdings and MMH are holding companies with no material operating assets. All of the Company's business operations are conducted through subsidiaries of MMH and accordingly, both Holdings and MMH are dependent on the operating subsidiaries of MMH to fund their cash needs, including debt service and tax obligations. The Guarantor Subsidiaries include the domestic operating subsidiaries which filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (See Note 1).

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

                               MMH HOLDINGS, INC.
                 (DEBTORS - IN - POSSESSION AS OF MAY 17, 2000)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 31, 2000
                             (DOLLARS IN THOUSANDS)


                                                                       Non-                                        Consolidated
                                                    Guarantor       Guarantor     Morris Material                 Morris Material
                                                   Subsidiaries    Subsidiaries    Handling, Inc.  Eliminations    Handling, Inc.
                                                   ------------    ------------    --------------  ------------    --------------
ASSETS
Current Assets
     Cash and cash equivalents                       $   1,141             241       $   1,225       $      --       $   2,607
     Accounts receivable - net                          55,626           2,169              --              --          57,795
     Intercompany accounts receivable                   27,190             222          26,273         (53,685)             --
     Inventories                                        30,301           1,512              --              --          31,813
     Other current assets                                4,010             144              50              --           4,204
                                                     ---------       ---------       ---------       ---------       ---------
                                                       118,268           4,288          27,548         (53,685)         96,419
                                                     ---------       ---------       ---------       ---------       ---------
Property, Plant and Equipment - net                     32,165           2,231              --              --          34,396
                                                     ---------       ---------       ---------       ---------       ---------
Other Assets
     Goodwill                                           22,164              --              --              --          22,164
     Debt financing costs                                   --              --          14,242              --          14,242
     Noncurrent intercompany receivable                  4,496              --          73,484         (77,980)             --
     Investment in affiliates                           (5,177)             --          24,634         (19,457)             --
     Other                                               8,351              --             599              --           8,950
                                                     ---------       ---------       ---------       ---------       ---------
                                                        29,834              --         112,959         (97,437)         45,356
                                                     ---------       ---------       ---------       ---------       ---------
                                                     $ 180,267       $   6,519       $ 140,507       $(151,122)      $ 176,171
                                                     =========       =========       =========       =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities Not Subject to Compromise
     Current Liabilities
          Current portion of long-term obligations          92              42       $      --       $      --       $     134
          Junior DIP Facility                               --              --          38,000              --          38,000
          New Credit Facility borrowings                    --              --              --              --              --
          Term loans                                        --              --              --              --              --
          Acquisition Facility borrowings                   --              --              --              --              --
          Senior Notes                                      --              --              --              --              --
          Bank overdrafts                                  489             744              --              --           1,233
          Trade accounts payable                        15,436           1,017              --              --          16,453
          Intercompany accounts payable                 26,495           3,675          23,515         (53,685)             --
          Advance payments and progress billings         7,542              --              --              --           7,542
          Accrued interest                                 (17)             --             699              --             682
          Other current liabilities                     15,915           1,126           2,368              --          19,409
                                                     ---------       ---------       ---------       ---------       ---------
                                                        65,952           6,604          64,582         (53,685)         83,453
                                                     ---------       ---------       ---------       ---------       ---------
     Other Long-Term Debt                                   91             523              --              --             614
     Noncurrent Intercompany Payable                    73,484           4,496              --         (77,980)             --
     Other Long Term Liabilities                            35              --             194              --             229
                                                     ---------       ---------       ---------       ---------       ---------
                                                       139,562          11,623          64,776        (131,665)         84,296
Liabilities Subject to Compromise                       16,071              --         270,410              --         286,481
Minority Interest                                           --              --              --              73              73
Mandatorily Redeemable Preferred Stock                      --              --              --              --              --
Shareholders' Equity                                    24,634          (5,104)       (194,679)        (19,530)       (194,679)
                                                     ---------       ---------       ---------       ---------       ---------
                                                     $ 180,267       $   6,519       $ 140,507       $(151,122)      $ 176,171
                                                     =========       =========       =========       =========       =========





                                                                                 Consolidated
                                                       MMH                            MMH
                                                    Holdings,                      Holdings,
                                                       Inc.       Eliminations        Inc.
                                                    ---------     ------------   ------------
ASSETS
Current Assets
     Cash and cash equivalents                      $      --       $      --      $   2,607
     Accounts receivable - net                             --              --         57,795
     Intercompany accounts receivable                      --              --             --
     Inventories                                           --              --         31,813
     Other current assets                                  --              --          4,204
                                                    ---------       ---------      ---------
                                                           --              --         96,419
                                                    ---------       ---------      ---------
Property, Plant and Equipment - net                        --              --         34,396
                                                    ---------       ---------      ---------
Other Assets
     Goodwill                                              --              --         22,164
     Debt financing costs                                  --              --         14,242
     Noncurrent intercompany receivable                    --              --             --
     Investment in affiliates                        (194,679)        194,679             --
     Other                                                 --              --          8,950
                                                    ---------       ---------      ---------
                                                     (194,679)        194,679         45,356
                                                    ---------       ---------      ---------
                                                    $(194,679)      $ 194,679      $ 176,171
                                                    =========       =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities Not Subject to Compromise
     Current Liabilities
          Current portion of long-term obligations  $      --       $      --      $     134
          Junior DIP Facility                              --              --         38,000
          New Credit Facility borrowings                   --              --             --
          Term loans                                       --              --             --
          Acquisition Facility borrowings                  --              --             --
          Senior Notes                                     --              --             --
          Bank overdrafts                                  --              --          1,233
          Trade accounts payable                           --              --         16,453
          Intercompany accounts payable                    --              --             --
          Advance payments and progress billings           --              --          7,542
          Accrued interest                                 --              --            682
          Other current liabilities                        --              --         19,409
                                                    ---------       ---------      ---------
                                                           --              --         83,453
                                                    ---------       ---------      ---------
                                                           --              --             --
     Other Long-Term Debt                                                                614
     Noncurrent Intercompany Payable                                                      --
     Other Long Term Liabilities                           --              --            229
                                                    ---------       ---------      ---------
                                                           --              --         84,296
Liabilities Subject to Compromise                          --              --        286,481
Minority Interest                                          --              --             73
Mandatorily Redeemable Preferred Stock                122,109              --        122,109
Shareholders' Equity                                 (316,788)        194,679       (316,788)
                                                    ---------       ---------      ---------
                                                    $(194,679)      $ 194,679      $ 176,171
                                                    =========       =========      =========

                               MMH HOLDINGS, INC.
                 (DEBTORS - IN - POSSESSION AS OF MAY 17, 2000)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                   Non-                                        Consolidated
                                                Guarantor       Guarantor     Morris Material                 Morris Material
                                               Subsidiaries    Subsidiaries    Handling, Inc.  Eliminations    Handling, Inc.
                                               ------------    ------------    --------------  ------------    --------------
ASSETS
Current Assets
     Cash an cash equivalents                   $   2,325       $     104       $   1,500       $      --       $   3,929
     Accounts receivable - net                     60,163           4,318              --              --          64,481
     Intercompany accounts receivable              20,057              --          13,204         (33,261)             --
     Inventories                                   37,892           2,102              --              --          39,994
     Other current assets                           6,509             533             800              --           7,842
                                                ---------       ---------       ---------       ---------       ---------
                                                  126,946           7,057          15,504         (33,261)        116,246
                                                ---------       ---------       ---------       ---------       ---------
Property, Plant and Equipment                      38,294           2,680              --              --          40,974
                                                ---------       ---------       ---------       ---------       ---------
Other Assets
     Goodwill                                      40,010           2,834              --              --          42,844
     Debt financing costs                              --              --          16,398              --          16,398
     Noncurrent intercompany receivable             5,161              --          83,891         (89,052)             --
     Investment in affiliates                      (1,527)             --          64,899         (63,372)             --
     Other                                          9,758              --             616              --          10,374
                                                ---------       ---------       ---------       ---------       ---------
                                                   53,402           2,834         165,804        (152,424)         69,616
                                                ---------       ---------       ---------       ---------       ---------
                                                $ 218,642       $  12,571       $ 181,308       $(185,685)      $ 226,836
                                                =========       =========       =========       =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term obligations   $     342       $      41       $      --       $      --       $     383
     New Credit Facility borrowings                   425              --          27,500              --          27,925
     Term loans                                        --              --          52,225              --          52,225
     Acquisition Facility borrowings                   --              --          12,430              --          12,430
     Senior Notes                                      --              --         200,000              --         200,000
     Bank overdrafts                                  139           1,228              --              --           1,367
     Trade accounts payable                        25,562           1,195              --              --          26,757
     Intercompany accounts payable                 13,204           4,153          15,904         (33,261)             --
     Advance payments and progress billings         8,336              --              --              --           8,336
     Accrued interest                                  18              --           1,786              --           1,804
     Other current liabilities                     18,602           1,221           2,014              --          21,837
                                                ---------       ---------       ---------       ---------       ---------
                                                   66,628           7,838         311,859         (33,261)        353,064
                                                ---------       ---------       ---------       ---------       ---------
Other Long-Term Debt                                2,189             595              --              --           2,784
Noncurrent Intercompany Payable                    83,891           5,161              --         (89,052)             --
Other Long Term Liabilities                         1,035              --             272              --           1,307
                                                ---------       ---------       ---------       ---------       ---------
Minority Interest                                      --              --              --             504             504
Mandatorily Redeemable Preferred Stock                 --              --              --              --              --
Shareholders' Equity                               64,899          (1,023)       (130,823)        (63,876)       (130,823)
                                                ---------       ---------       ---------       ---------       ---------
                                                $ 218,642       $  12,571       $ 181,308       $(185,685)      $ 226,836
                                                =========       =========       =========       =========       =========

                                                                                Consolidated
                                                     MMH                             MMH
                                                Holdings, Inc.   Eliminations   Holdings, Inc.
                                                --------------   ------------   --------------
ASSETS
Current Assets
     Cash an cash equivalents                    $      --         $      --      $   3,929
     Accounts receivable - net                          --                --         64,481
     Intercompany accounts receivable                   --                --             --
     Inventories                                        --                --         39,994
     Other current assets                               --                --          7,842
                                                 ---------         ---------      ---------
                                                        --                --        116,246
                                                 ---------         ---------      ---------
Property, Plant and Equipment                           --                --         40,974
                                                 ---------         ---------      ---------
Other Assets
     Goodwill                                           --                --         42,844
     Debt financing costs                               --                --         16,398
     Noncurrent intercompany receivable                 --                --             --
     Investment in affiliates                     (130,823)          130,823             --
     Other                                              --                --         10,374
                                                 ---------         ---------      ---------
                                                  (130,823)          130,823         69,616
                                                 ---------         ---------      ---------
                                                 $(130,823)        $ 130,823      $ 226,836
                                                 =========         =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term obligations    $      --         $      --      $     383
     New Credit Facility borrowings                     --                --         27,925
     Term loans                                         --                --         52,225
     Acquisition Facility borrowings                    --                --         12,430
     Senior Notes                                       --                --        200,000
     Bank overdrafts                                    --                --          1,367
     Trade accounts payable                             --                --         26,757
     Intercompany accounts payable                      --                --             --
     Advance payments and progress billings             --                --          8,336
     Accrued interest                                   --                --          1,804
     Other current liabilities                          --                --         21,837
                                                 ---------         ---------      ---------
                                                        --                --        353,064
                                                 ---------         ---------      ---------
Other Long-Term Debt                                    --                --          2,784
Noncurrent Intercompany Payable                         --                --             --
Other Long Term Liabilities                             --                --          1,307
                                                 ---------         ---------      ---------
Minority Interest                                       --                --            504
Mandatorily Redeemable Preferred Stock             108,245                --        108,245
Shareholders' Equity                              (239,068)          130,823       (239,068)
                                                 ---------         ---------      ---------
                                                 $(130,823)        $ 130,823      $ 226,836
                                                 =========         =========      =========

                               MMH HOLDINGS, INC.
                 (DEBTORS - IN - POSSESSION AS OF MAY 17, 2000)
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                           (DOLLARS IN THOUSANDS)

                                                                           For the Year Ended October 31, 2000
                                                       -----------------------------------------------------------------------------
                                                                           Non-                                       Consolidated
                                                        Guarantor       Guarantor     Morris Material               Morris Material
                                                       Subsidiaries    Subsidiaries    Handling, Inc.  Eliminations  Handling, Inc.
                                                       ------------    ------------    --------------  ------------  --------------
Revenues
     Equipment and Parts                                $ 205,926       $   7,985       $      --       $    (906)      $ 213,005
     Service                                               50,762           4,307              --              --          55,069
                                                        ---------       ---------       ---------       ---------       ---------
     Net Sales                                            256,688          12,292              --            (906)        268,074
     Other Income - net                                        --              --              --              --              --
                                                        ---------       ---------       ---------       ---------       ---------
                                                          256,688          12,292              --            (906)        268,074
Cost of Sales                                             202,117           9,571              --            (906)        210,782
Selling, General
   and Administrative expenses                             63,561           3,757           3,054              --          70,372
Impairment Loss on Long-Lived Assets                       13,392           2,617              --              --          16,009
Reorganization Items                                        6,900              --             950              --           7,850
                                                        ---------       ---------       ---------       ---------       ---------
Operating Income (Loss)                                   (29,282)         (3,653)         (4,004)             --         (36,939)
Gain on sale of business                                       --              --           6,380              --           6,380
Loss on disposal of fixed assets                             (830)             --              --              --            (830)
Interest Expense - Net
     Affiliates                                            (6,038)           (237)          6,275              --              --
     Third party                                             (455)           (215)        (21,685)             --         (22,355)
                                                        ---------       ---------       ---------       ---------       ---------
Income (Loss) Before Income Taxes, Equity in Earnings
(Loss) of Subsidiaries and Minority Interest              (36,605)         (4,105)        (13,034)             --         (53,744)
Benefit (Provision) for Income Taxes                       (1,735)            (83)         (1,407)             --          (3,225)
Equity in Earnings (Loss) of Subsidiaries                  (3,965)             --         (42,305)         46,270              --
Minority Interst                                               --              --              --             223             223
                                                        ---------       ---------       ---------       ---------       ---------
Net Income (Loss)                                       $ (42,305)      $  (4,188)      $ (56,746)      $  46,493       $ (56,746)
                                                        =========       =========       =========       =========       =========


                                                                                          Consolidated
                                                               MMH                            MMH
                                                          Holdings, Inc.  Eliminations   Holdings, Inc.
                                                          --------------  ------------   --------------
Revenues
     Equipment and Parts                                    $      --       $     --       $ 213,005
     Service                                                                                  55,069
                                                            ---------       ---------      ---------
     Net Sales                                                     --              --        268,074
     Other Income - net                                            --              --             --
                                                            ---------       ---------      ---------
                                                                   --              --        268,074
Cost of Sales                                                      --              --        210,782
Selling, General
   and Administrative expenses                                     --              --         70,372
Impairment Loss on Long-Lived Assets                                                          16,009
Reorganization Items                                                                           7,850
                                                            ---------       ---------      ---------
Operating Income (Loss)                                            --              --        (36,939)
Gain on sale of business                                           --              --          6,380
Loss on disposal of fixed assets                                                                (830)
Interest Expense - Net
     Affiliates                                                    --              --             --
     Third party                                                   --              --        (22,355)
                                                            ---------       ---------      ---------
Income (Loss) Before Income Taxes, Equity in Earnings
(Loss) of Subsidiaries and Minority Interest                       --              --        (53,744)
Benefit (Provision) for Income Taxes                               --              --         (3,225)
Equity in Earnings (Loss) of Subsidiaries                     (56,746)         56,746             --
Minority Interst                                                   --              --            223
                                                            ---------       ---------      ---------
Net Income (Loss)                                           $ (56,746)      $  56,746      $ (56,746)
                                                            =========       =========      =========

                               MMH HOLDINGS, INC.
                 (Debtors - in - Possession as af May 17, 2000)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                             (Dollars in Thousands)

                                                                   FOR THE YEAR ENDED OCTOBER 31, 1999
                                              ----------------------------------------------------------------------------
                                                                  Non-                                       Consolidated
                                               Guarantor       Guarantor    Morris Material                Morris Material
                                              Subsidiaries    Subsidiaries   Handling, Inc.  Eliminations   Handling, Inc.
                                              ------------    ------------   --------------  ------------   --------------
Revenues
     Equipment and Parts Sales                 $ 224,510       $  11,848       $      --       $    (832)      $ 235,526
     Service Sales                                54,563           4,106              --              --          58,669
                                               ---------       ---------       ---------       ---------       ---------
     Net Sales                                   279,073          15,954              --            (832)        294,195
     Other Income - net                              397              (5)             --              --             392
                                               ---------       ---------       ---------       ---------       ---------
                                                 279,470          15,949              --            (832)        294,587
Cost of Sales                                    206,349          13,186              --            (832)        218,703
Selling, General and
   Administrative expenses                        66,257           3,833           2,349              --          72,439
                                               ---------       ---------       ---------       ---------       ---------
Operating Income (Loss)                            6,864          (1,070)         (2,349)             --           3,445
Interest (Expense) Income - net
     Affiliates                                   (6,070)           (375)          6,445              --              --
     Third Party                                    (675)           (424)        (28,928)             --         (30,027)
                                               ---------       ---------       ---------       ---------       ---------
Loss Before Income Taxes, Equity in Earnings
(Loss) of Subsidiaries and Minority Interest         119          (1,869)        (24,832)             --         (26,582)
Provision for Income Taxes                           (32)             --         (71,648)             --         (71,680)
Equity in Earnings (Loss) of Subsidiaries         (1,812)             --          (1,725)          3,537              --
Minority Interest                                     --              --              --              57              57
                                               ---------       ---------       ---------       ---------       ---------
Net Income (Loss)                              $  (1,725)      $  (1,869)      $ (98,205)      $   3,594       $ (98,205)
                                               =========       =========       =========       =========       =========

                                                   FOR THE YEAR ENDED OCTOBER 31, 2000
                                              ----------------------------------------------
                                                                              Consolidated
                                                   MMH                             MMH
                                              Holdings, Inc.   Eliminations   Holdings, Inc.
                                              --------------   ------------   --------------
Revenues
     Equipment and Parts Sales                   $      --       $      --      $ 235,526
     Service Sales                                      --              --         58,669
                                                 ---------       ---------      ---------
     Net Sales                                          --              --        294,195
     Other Income - net                                 --              --            392
                                                 ---------       ---------      ---------
                                                        --              --        294,587
Cost of Sales                                           --              --        218,703
Selling, General and
   Administrative expenses                              --              --         72,439
                                                 ---------       ---------      ---------
Operating Income (Loss)                                 --              --          3,445
Interest (Expense) Income - net
     Affiliates                                         --              --             --
     Third Party                                        --              --        (30,027)
                                                 ---------       ---------      ---------
Loss Before Income Taxes, Equity in Earnings
(Loss) of Subsidiaries and Minority Interest            --              --        (26,582)
Provision for Income Taxes                              --              --        (71,680)
Equity in Earnings (Loss) of Subsidiaries          (98,205)         98,205             --
Minority Interest                                       --              --             57
                                                 ---------       ---------      ---------
Net Income (Loss)                                $ (98,205)      $  98,205      $ (98,205)
                                                 =========       =========      =========

                               MMH HOLDINGS, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                             (Dollars in Thousands)

                                                                    FOR THE YEAR ENDED OCTOBER 31, 1998
                                              ----------------------------------------------------------------------------
                                                                  Non-                                       Consolidated
                                               Guarantor       Guarantor    Morris Material                Morris Material
                                              Subsidiaries    Subsidiaries   Handling, Inc.  Eliminations   Handling, Inc.
                                              ------------    ------------   --------------  ------------   --------------
Revenues
     Net Sales                                 $ 298,897       $  22,262       $      --       $  (3,302)      $ 317,857
     Other Income - net                            1,331              --              --              --           1,331
                                               ---------       ---------       ---------       ---------       ---------
                                                 300,228          22,262              --          (3,302)      $ 319,188
Cost of Sales                                    212,736          17,557              --          (3,302)        226,991
Selling, General and
   Administrative expenses                        56,588           4,184             583              --          61,355
HII Management Fee                                 1,155              --              --              --           1,155
Non Recuring Employee Benefit Costs                1,797              --           1,216              --           3,013
                                               ---------       ---------       ---------       ---------       ---------
Operating Income (Loss)                           27,952             521          (1,799)             --          26,674
Interest (Expense) Income - net
     Affiliates                                   (5,407)           (167)          4,126              --          (1,448)
     Third Party                                     (76)           (505)        (15,946)             --         (16,527)
                                               ---------       ---------       ---------       ---------       ---------
Loss Before Income Taxes, Equity in Earnings
(Loss) of Subsidiaries and Minority Interest      22,469            (151)        (13,619)             --           8,699
Provision for Income Taxes                        (2,895)            264          (1,804)             --          (4,435)
Equity in Earnings (Loss) of Subsidiaries            140              --          19,714         (19,854)             --
Minority Interest                                     --              --              --              27              27
                                               ---------       ---------       ---------       ---------       ---------
Net Income (Loss)                              $  19,714       $     113       $   4,291       $ (19,827)      $   4,291
                                               =========       =========       =========       =========       =========

                                                    FOR THE YEAR ENDED OCTOBER 31, 1998
                                               ----------------------------------------------
                                                                               Consolidated
                                                    MMH                             MMH
                                               Holdings, Inc.   Eliminations   Holdings, Inc.
                                               --------------   ------------   --------------
Revenues
     Net Sales                                    $      --      $      --       $ 317,857
     Other Income - net                                  --             --           1,331
                                                  ---------      ---------       ---------
                                                         --             --         319,188
Cost of Sales                                            --             --         226,991
Selling, General and
   Administrative expenses                               --             --          61,355
HII Management Fee                                       --             --           1,155
Non Recuring Employee Benefit Costs                      --             --           3,013
                                                  ---------      ---------       ---------
Operating Income (Loss)                                  --             --          26,674
Interest (Expense) Income - net
     Affiliates                                          --             --          (1,448)
     Third Party                                         --             --         (16,527)
                                                  ---------      ---------       ---------
Loss Before Income Taxes, Equity in Earnings
(Loss) of Subsidiaries and Minority Interest             --             --           8,699
Provision for Income Taxes                               --             --          (4,435)
Equity in Earnings (Loss) of Subsidiaries             4,291         (4,291)             --
Minority Interest                                        --                             27
                                                  ---------      ---------       ---------
Net Income (Loss)                                 $   4,291      $  (4,291)      $   4,291
                                                  =========      =========       =========

                               MMH HOLDINGS, INC.
                 (Debtors - in - Possession as of May 17, 2000)
            SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED OCTOBER 31, 2000
                             (Dollars in Thousands)

                                                                                Non-
                                                             Guarantor       Guarantor    Morris Material
                                                            Subsidiaries    Subsidiaries   Handling, Inc.  Eliminations
                                                            ------------    ------------   --------------  ------------
Operating Activities
    Net income (Loss)                                          $(42,305)      $ (4,188)      $(56,746)      $ 46,493
    Add (deduct) - items not affecting
       cash provided by operating activities:
    DIP financing fees                                               --             --            950             --
    Depreciation and amortization                                 8,930            305             21             --
    Amortization of debt financing costs                             --             --          2,399             --
    Equity in loss of subsidiaries                                3,965             --         42,305        (46,270)
    Gain on sale of business                                         --             --         (6,380)            --
    Impairment loss on long-lived assets                         13,392          2,617             --             --
    Loss on disposal of fixed assets                                830             --             --             --
    Other                                                            --             --             --           (223)
    Changes in working capital, excluding the
       effects of acquisition opening balance sheets:
    Accounts receivable                                           1,537          1,740             --             --
    Inventories                                                   5,117            364             --             --
    Other current assets                                          1,850            402            750             --
    Trade accounts payable and bank overdrafts                    1,179           (209)            --             --
    Accrued interest                                                (19)            --         11,470             --
    Other current liabilities                                     1,675            137          2,700             --
                                                               --------       --------       --------       --------
    Net cash provided by (used for) operating activities         (3,849)         1,168         (2,531)            --
                                                               --------       --------       --------       --------
Investment and Other Transactions
    Fixed asset additions - net                                  (1,864)           (33)            --             --
    Capitalized software                                           (772)            --             --             --
    Net proceeds on divestiture of business                       9,115             --             --             --
    Other - net                                                    (834)          (119)           (80)            --
                                                               --------       --------       --------       --------
    Net cash used for investment and other transactions           5,645           (152)           (80)            --
                                                               --------       --------       --------       --------
Financing Activities
    Changes in short-term debt and notes payable                     (9)            --             --             --
    Proceeds from DIP and Junior DIP borrowings                      --             --         38,100             --
    Repayment of DIP borrowings                                      --             --           (100)            --
    Proceeds from/(Repayments of) Revolving
       Credit Facility borrowings                                  (425)            --         (9,327)            --
    Repayments of Term Loans                                         --             --        (24,807)            --
    Repayments of Acquisition Facility Line borrowings               --             --         (3,414)            --
    Distribution to parent                                       (2,285)          (794)         3,079             --
    Repayments of long-term debt                                   (125)           (56)            --             --
    Payment of DIP financing fees                                    --                          (950)            --
    Payment of fees for amendment of Credit Facility                 --             --           (245)            --
                                                               --------       --------       --------       --------
    Net cash provided by (used for) financing activities         (2,844)          (850)         2,336             --
                                                               --------       --------       --------       --------
Effect of Exchange Rate Changes on Cash and Cash Equivalents       (136)           (29)            --             --
                                                               --------       --------       --------       --------
Increase (Decrease) in Cash and Cash Equivalents                 (1,184)           137           (275)            --
Cash and Cash Equivalents
    Beginning of Period                                           2,325            104          1,500             --
                                                               --------       --------       --------       --------
    End of Period                                              $  1,141       $    241       $  1,225       $     --
                                                               ========       ========       ========       ========

                                                               Consolidated                                   Consolidated
                                                             Morris Material       MMH                             MMH
                                                              Handling, Inc.  Holdings, Inc.   Eliminations   Holdings, Inc.
                                                              --------------  --------------   ------------   --------------
Operating Activities
    Net income (Loss)                                            $(56,746)      $(56,746)        $ 56,746       $(56,746)
    Add (deduct) - items not affecting
       cash provided by operating activities:
    DIP financing fees                                                950                                            950
    Depreciation and amortization                                   9,256             --               --          9,256
    Amortization of debt financing costs                            2,399             --               --          2,399
    Equity in loss of subsidiaries                                     --         56,746          (56,746)            --
    Gain on sale of business                                       (6,380)            --               --         (6,380)
    Impairment loss on long-lived assets                           16,009             --               --         16,009
    Loss on disposal of fixed assets                                  830             --               --            830
    Other                                                            (223)            --               --           (223)
    Changes in working capital, excluding the
       effects of acquisition opening balance sheets:
    Accounts receivable                                             3,277             --               --          3,277
    Inventories                                                     5,481             --               --          5,481
    Other current assets                                            3,002             --               --          3,002
    Trade accounts payable and bank overdrafts                        970             --               --            970
    Accrued interest                                               11,451             --               --         11,451
    Other current liabilities                                       4,512             --               --          4,512
                                                                 --------       --------         --------       --------
    Net cash provided by (used for) operating activities           (5,212)            --               --         (5,212)
                                                                 --------       --------         --------       --------
Investment and Other Transactions
    Fixed asset additions - net                                    (1,897)            --               --         (1,897)
    Capitalized software                                             (772)            --               --           (772)
    Net proceeds on divestiture of business                         9,115             --               --          9,115
    Other - net                                                    (1,033)            --               --         (1,033)
                                                                 --------       --------         --------       --------
    Net cash used for investment and other transactions             5,413             --               --          5,413
                                                                 --------       --------         --------       --------
Financing Activities
    Changes in short-term debt and notes payable                       (9)            --               --             (9)
    Proceeds from DIP and Junior DIP borrowings                    38,100             --               --         38,100
    Repayment of DIP borrowings                                      (100)            --               --           (100)
    Proceeds from/(Repayments of) Revolving
       Credit Facility borrowings                                  (9,752)            --               --         (9,752)
    Repayments of Term Loans                                      (24,807)            --               --        (24,807)
    Repayments of Acquisition Facility Line borrowings             (3,414)            --               --         (3,414)
    Distribution to parent                                             --             --               --             --
    Repayments of long-term debt                                     (181)            --               --           (181)
    Payment of DIP financing fees                                    (950)                                          (950)
    Payment of fees for amendment of Credit Facility                 (245)            --               --           (245)
                                                                 --------       --------         --------       --------
    Net cash provided by (used for) financing activities           (1,358)            --               --         (1,358)
                                                                 --------       --------         --------       --------
Effect of Exchange Rate Changes on Cash and Cash Equivalents         (165)            --               --           (165)
                                                                 --------       --------         --------       --------
Increase (Decrease) in Cash and Cash Equivalents                   (1,322)            --               --         (1,322)
Cash and Cash Equivalents
    Beginning of Period                                             3,929             --               --          3,929
                                                                 --------       --------         --------       --------
    End of Period                                                $  2,607       $     --         $     --       $  2,607
                                                                 ========       ========         ========       ========

                               MMH HOLDINGS, INC.
                 (Debtors - in - Possession as of May 17, 2000)
            SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED OCTOBER 31, 1999
                             (Dollars in Thousands)

                                                                              Non-
                                                           Guarantor       Guarantor    Morris Material
                                                          Subsidiaries    Subsidiaries   Handling, Inc.  Eliminations
                                                          ------------    ------------   --------------  ------------
Operating Activities
    Net income (Loss)                                        $ (1,725)      $ (1,869)      $(98,205)      $  3,594
    Add (deduct) - items not affecting cash used
       for operating activities:
    Depreciation and amortization                               7,939            279             21             --
    Amortization of debt financing costs                           --             --          2,531             --
    Equity in loss of subsidiaries                              1,812             --          1,725         (3,537)
    Deferred income taxes - net                                (1,833)            --         71,447             --
    Other                                                          --             --             --            (57)
    Changes in working capital, excluding the
       effects of acquisition opening balance sheets:              --             --
    Accounts receivable                                        16,641          1,309             --             --
    Inventories                                                 3,376            624             --             --
    Other current assets                                       (2,054)          (928)          (403)            --
    Trade accounts payable and bank overdrafts                 (5,841)          (969)            --             --
    Accrued interest                                               18             --           (415)            --
    Other current liabilities                                 (11,714)           (43)         3,102             --
                                                             --------       --------       --------       --------
    Net cash provided by (used for) operating
       activities                                               6,619         (1,597)       (20,197)            --
                                                             --------       --------       --------       --------
Investment and Other Transactions
    Fixed asset additions - net                                (7,511)           (83)            --             --
    Capitalized software                                           --             --             --             --
    Acquisition of businesses - net of cash acquired           (5,630)            --             --
    Net issuance of loans by senior management                     --             --            (80)            --
    Other - net                                                   162            (19)          (587)            --
                                                             --------       --------       --------       --------
    Net cash (used for) provided by investment
        and other transactions                                (12,979)          (102)          (667)            --
                                                             --------       --------       --------       --------
Financing Activities
    Changes in short-term debt and notes payable                  505            (42)            --             --
    (Repayments of)/Proceeds for Revolving Credit
        Facility borrowings                                        --             --         26,300
    Repayments of Term Loans                                       --             --         (2,100)
    Proceeds from Acquisition Facility Line borrowings             --             --          6,235             --
    Payment of fees for amendment of Prepetition
        Credit Facility                                            --             --           (612)            --
    Distribution to parent                                      5,922          1,537         (7,459)            --
    Repayments of long-term debt                                   --             --             --             --
                                                             --------       --------       --------       --------
    Net cash provided by(used for) financing activities         6,427          1,495         22,364             --
                                                             --------       --------       --------       --------
Effect of Exchange Rate Changes on Cash and
    Cash Equivalents                                               44            (12)            --             --
                                                             --------       --------       --------       --------
Increase (Decrease) in Cash and Cash Equivalents                  111           (216)         1,500             --
    Cash and Cash Equivalents
    Beginning of Period                                         2,214            320             --             --
                                                             --------       --------       --------       --------
    End of Period                                            $  2,325       $    104       $  1,500       $     --
                                                             ========       ========       ========       ========

                                                             Consolidated                                   Consolidated
                                                           Morris Material       MMH                             MMH
                                                            Handling, Inc.  Holdings, Inc.   Eliminations   Holdings, Inc.
                                                            --------------  --------------   ------------   --------------
Operating Activities
    Net income (Loss)                                          $(98,205)      $(98,205)        $ 98,205       $(98,205)
    Add (deduct) - items not affecting cash used
       for operating activities:
    Depreciation and amortization                                 8,239             --               --          8,239
    Amortization of debt financing costs                          2,531             --               --          2,531
    Equity in loss of subsidiaries                                   --         98,205          (98,205)            --
    Deferred income taxes - net                                  69,614             --               --         69,614
    Other                                                           (57)            --               --            (57)
    Changes in working capital, excluding the
       effects of acquisition opening balance sheets:
    Accounts receivable                                          17,950             --               --         17,950
    Inventories                                                   4,000             --               --          4,000
    Other current assets                                         (3,385)            --               --         (3,385)
    Trade accounts payable and bank overdrafts                   (6,810)            --               --         (6,810)
    Accrued interest                                               (397)            --               --           (397)
    Other current liabilities                                    (8,655)            --               --         (8,655)
                                                               --------       --------         --------       --------
    Net cash provided by (used for) operating
       activities                                               (15,175)            --               --        (15,175)
                                                               --------       --------         --------       --------

Investment and Other Transactions
    Fixed asset additions - net                                  (7,594)            --               --         (7,594)
    Capitalized software                                             --             --               --             --
    Acquisition of businesses - net of cash acquired             (5,630)                                        (5,630)
    Net issuance of loans by senior management                      (80)            --               --            (80)
    Other - net                                                    (444)            --               --           (444)
                                                               --------       --------         --------       --------
    Net cash (used for) provided by investment
        and other transactions                                  (13,748)            --               --        (13,748)
                                                               --------       --------         --------       --------
Financing Activities
    Changes in short-term debt and notes payable                    463             --               --            463
    (Repayments of)/Proceeds for Revolving Credit
        Facility borrowings                                      26,300                                         26,300
    Repayments of Term Loans                                     (2,100)                                        (2,100)
    Proceeds from Acquisition Facility Line borrowings            6,235             --               --          6,235
    Payment of fees for amendment of Prepetition
        Credit Facility                                            (612)            --               --           (612)
    Distribution to parent                                                                                          --
    Repayments of long-term debt                                     --             --               --             --
                                                               --------       --------         --------       --------
    Net cash provided by(used for) financing activities          30,286             --               --         30,286
                                                               --------       --------         --------       --------
Effect of Exchange Rate Changes on Cash and
    Cash Equivalents                                                 32             --               --             32
                                                               --------       --------         --------       --------
Increase (Decrease) in Cash and Cash Equivalents                  1,395             --               --          1,395
    Cash and Cash Equivalents
    Beginning of Period                                           2,534             --               --          2,534
                                                               --------       --------         --------       --------
    End of Period                                              $  3,929       $     --         $     --       $  3,929
                                                               ========       ========         ========       ========

                               MMH HOLDINGS, INC.
                 (Debtors - in - Possession as af May 17, 2000)
            SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED OCTOBER 31, 1998
                             (Dollars in Thousands)

                                                                               Non-
                                                            Guarantor       Guarantor    Morris Material
                                                           Subsidiaries    Subsidiaries   Handling, Inc.  Eliminations
                                                           ------------    ------------   --------------  ------------
Operating Activities
    Net income (Loss)                                        $  19,714       $     113       $   4,291       $ (19,827)
    Add (deduct) - items not affecting cash used
       for operating activities:
    Depreciation and amortization                                6,371             452              --              --
    Amortization of debt financing costs                            --              --           1,169              --
    Equity in loss of subsidiaries                                (140)             --         (19,714)         19,854
    Deferred income taxes - net                                 (1,477)             --           1,804              --
    Divestiture bonus                                               --              --           1,216              --
    Other                                                         (881)             --              --             (27)
    Changes in working capital, excluding the
       effects of acquisition opening balance sheets:               --              --              --
    Accounts receivable                                           (247)          2,470              --              --
    Inventories                                                 (9,231)          1,539              --              --
    Other current assets                                        (2,177)           (751)           (389)             --
    Trade accounts payable and bank overdrafts                  (1,405)         (2,887)             --              --
    Accrued interest                                                --              --           2,201              --
    Other current liabilities                                    3,644             647              --              --
    Activity with parent and other affiliates - net             11,038          (1,011)         (6,803)             --
                                                             ---------       ---------       ---------       ---------
    Net cash provided by (used for) operating activities        25,209             572         (16,225)             --
                                                             ---------       ---------       ---------       ---------
Investment and Other Transactions
    Fixed asset additions - net                                 (5,078)           (130)             --              --
    Capitalized software                                            --              --              --              --
    Acquisition of businesses - net of cash acquired            (8,891)             --              --
    Net issuance of loans by senior management                      --              --            (120)             --
    Other - net                                                 (1,532)           (206)             --              --
                                                             ---------       ---------       ---------       ---------
    Net cash (used for) provided by investment and
       other transactions                                      (15,501)           (336)           (120)             --
                                                             ---------       ---------       ---------       ---------
Financing Activities
    Changes in short-term debt and notes payable                  (639)            (55)             --              --
    Proceeds from Senior Note Offering                              --              --         200,000
    Proceeds from Pre-petition Credit Facility                      --              --          55,000
    Proceeds from Acquisition Facility Line borrowings              --              --           6,194              --
    Net proceeds from Revolving Credit Facility borrowings          --              --           1,200              --
    Net proceeds from issuance of Series A preferred stock
       and related common shares                                    --              --              --              --
    Redemption of shares held by Holdings                           --              --        (233,459)             --
    Redemption of common stock and preferred stock                  --              --              --              --
    Stock redemption transaction costs                              --              --              --              --
    Debt financing costs                                            --              --         (20,074)             --
    Distribution to parent                                      (8,159)             --           8,159              --
    Repayments of long-term debt                                    --              --            (675)             --
                                                             ---------       ---------       ---------       ---------
Net cash provided by (used for) financing activities            (8,798)            (55)         16,345              --
                                                             ---------       ---------       ---------       ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents       (89)             --              --              --
                                                             ---------       ---------       ---------       ---------
    Increase (Decrease) in Cash and Cash Equivalents               821             181              --              --
    Cash and Cash Equivalents
    Beginning of Period                                          1,393             139              --              --
                                                             ---------       ---------       ---------       ---------
    End of Period                                            $   2,214       $     320       $      --       $      --
                                                             =========       =========       =========       =========

                                                               Consolidated                                   Consolidated
                                                             Morris Material       MMH                             MMH
                                                              Handling, Inc.  Holdings, Inc.   Eliminations   Holdings, Inc.
                                                              --------------  --------------   ------------   --------------
Operating Activities
    Net income (Loss)                                            $   4,291       $  (4,291)      $   4,291       $   4,291
    Add (deduct) - items not affecting cash used
       for operating activities:
    Depreciation and amortization                                    6,823              --              --           6,823
    Amortization of debt financing costs                             1,169              --              --           1,169
    Equity in loss of subsidiaries                                      --           4,291          (4,291)             --
    Deferred income taxes - net                                        327              --              --             327
    Divestiture bonus                                                1,216              --              --           1,216
    Other                                                             (908)             --              --            (908)
    Changes in working capital, excluding the
       effects of acquisition opening balance sheets:
    Accounts receivable                                              2,223              --              --           2,223
    Inventories                                                     (7,692)             --              --          (7,692)
    Other current assets                                            (3,317)             --              --          (3,317)
    Trade accounts payable and bank overdrafts                      (4,292)             --              --          (4,292)
    Accrued interest                                                 2,201              --              --           2,201
    Other current liabilities                                        4,291                                           4,291
    Activity with parent and other affiliates - net                  3,224              --              --           3,224
                                                                 ---------       ---------       ---------       ---------
    Net cash provided by (used for) operating activities             9,556              --              --           9,556
                                                                 ---------       ---------       ---------       ---------
Investment and Other Transactions
    Fixed asset additions - net                                     (5,208)             --              --          (5,208)
    Capitalized software                                                --              --              --              --
    Acquisition of businesses - net of cash acquired                (8,891)                                         (8,891)
    Net issuance of loans by senior management                        (120)             --              --            (120)
    Other - net                                                     (1,738)             --              --          (1,738)
                                                                 ---------       ---------       ---------       ---------
    Net cash (used for) provided by investment and
       other transactions                                          (15,957)             --              --         (15,957)
                                                                 ---------       ---------       ---------       ---------
Financing Activities
    Changes in short-term debt and notes payable                      (694)             --              --            (694)
    Proceeds from Senior Note Offering                             200,000                                         200,000
    Proceeds from Pre-petition Credit Facility                      55,000                                          55,000
    Proceeds from Acquisition Facility Line borrowings               6,194              --              --           6,194
    Net proceeds from Revolving Credit Facility borrowings           1,200              --              --           1,200
    Net proceeds from issuance of Series A preferred stock
       and related common shares                                        --              --              --              --
    Redemption of shares held by Holdings                         (233,459)             --              --        (233,459)
    Redemption of common stock and preferred stock                      --              --              --              --
    Stock redemption transaction costs                                  --              --              --              --
    Debt financing costs                                           (20,074)             --              --         (20,074)
    Distribution to parent                                              --
    Repayments of long-term debt                                      (675)             --              --            (675)
                                                                 ---------       ---------       ---------       ---------
Net cash provided by (used for) financing activities                 7,492              --              --           7,492
                                                                 ---------       ---------       ---------       ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents           (89)             --              --             (89)
                                                                 ---------       ---------       ---------       ---------
    Increase (Decrease) in Cash and Cash Equivalents                 1,002              --              --           1,002
    Cash and Cash Equivalents
    Beginning of Period                                              1,532              --              --           1,532
                                                                 ---------       ---------       ---------       ---------
    End of Period                                                $   2,534       $      --       $      --       $   2,534
                                                                 =========       =========       =========       =========

Note 23 - Condensed Combined/Consolidating Financial Statements

The following condensed combined/consolidating financial statements are presented in accordance with SOP 90-7:

                               MMH HOLDINGS, INC.
                   (DEBTORS-IN-POSSESSION AS OF MAY 17, 2000)
            CONDENSED COMBINED/CONSOLIDATING STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED OCTOBER 31, 2000

                                                 Combined         Combined
                                                Entities in    Entities not in
                                               Reorganization  Reorganization
                                                Proceedings      Proceedings     Eliminations   Consolidated
                                                -----------      -----------     ------------   ------------
Revenues
     Equipment and Part Sales                    $ 144,224        $  75,619       $  (6,838)      $ 213,005
     Service Sales                                  33,095           21,990             (16)         55,069
                                                 ---------        ---------       ---------       ---------
     Net sales                                     177,319           97,609          (6,854)        268,074
     Other income - net                                 --               --              --              --
                                                 ---------        ---------       ---------       ---------
                                                   177,319           97,609          (6,854)        268,074

Cost of Sales                                      137,791           79,845          (6,854)        210,782

Selling, General and Administrative Expenses        41,808           28,564              --          70,372

Impairment Loss on Long-Lived Assets                    --           16,009              --          16,009

Reorganization Items                                 7,850               --              --           7,850
                                                 ---------        ---------       ---------       ---------
     Operating Income (Loss)                       (10,130)         (26,809)             --         (36,939)

Gain on sale of business                             6,380               --              --           6,380

Loss on disposal of fixed assets                      (830)              --              --            (830)

Interest Expense - net                             (15,537)          (6,818)             --         (22,355)
                                                 ---------        ---------       ---------       ---------
Loss before Income Taxes and Minority Interest     (20,117)         (33,627)             --         (53,744)

Benefit (Provision) for Income Taxes                (1,479)          (1,746)             --          (3,225)
Minority Interest                                       --               --             223             223
Equity in Income (Loss) of Subsidiaries            (35,373)              --          35,373              --
                                                 ---------        ---------       ---------       ---------
     Net loss                                      (56,969)         (35,373)         35,596         (56,746)
                                                 =========        =========       =========       =========

                               MMH HOLDINGS, INC.
                   (DEBTORS-IN-POSSESSION AS OF MAY 17, 2000)
                 CONDENSED COMBINED/CONSOLIDATING BALANCE SHEET
                             AS OF OCTOBER 31, 2000

                                                 Combined         Combined
                                                Entities in    Entities not in
                                               Reorganization  Reorganization
                                                Proceedings      Proceedings     Eliminations   Consolidated
                                                -----------      -----------     ------------   ------------
ASSETS
Current Assets
    Cash and cash equivalents                    $   1,342        $   1,265       $      --       $   2,607

    Accounts receivable - net                       37,463           20,332              --          57,795
    Inventories                                     20,278           11,535              --          31,813
    Other current assets                             2,840              910             454           4,204
                                                 ---------        ---------       ---------       ---------
                                                    61,923           34,042             454          96,419
                                                 ---------        ---------       ---------       ---------
Intercompany accounts receivable, net              104,607               --        (104,607)             --
                                                 ---------        ---------       ---------       ---------
Property, Plant and Equipment - net                 18,320           16,076              --          34,396
                                                 ---------        ---------       ---------       ---------
Other Assets
    Goodwill                                        16,649            5,515              --          22,164
    Debt financing costs                            14,242               --              --          14,242
    Investment in subsidiaries                      81,962               --         (81,962)             --
    Other                                            5,218            3,732              --           8,950
                                                 ---------        ---------       ---------       ---------
                                                   118,071            9,247         (81,962)         45,356
                                                 ---------        ---------       ---------       ---------
                                                 $ 302,921           59,365       $(186,115)      $ 176,171
                                                 =========        =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities Not Subject to Compromise
    Current Liabilities
    Current portion of long-term obligations     $      --        $     134       $      --       $     134
    Junior DIP Facility                             38,000               --              --          38,000
    Bank overdrafts                                     --            1,233              --           1,233
    Trade accounts payable                           8,210            8,243              --          16,453
    Advance payments and progress billings           4,667            2,875              --           7,542
    Accrued warranties                               1,306              955              --           2,261
    Accrued interest                                   682               --              --             682
    Income taxes payable                             1,370              551              --           1,921
    Other current liabilities                        8,075            7,152              --          15,227
                                                 ---------        ---------       ---------       ---------
                                                    62,310           21,143              --          83,453
                                                 ---------        ---------       ---------       ---------
    Intercompany accounts payable, net                  --          104,153        (104,153)             --
    Other Long-Term Debt                                --              614              --             614
    Other Long Term Liabilities                         --              229              --             229
                                                 ---------        ---------       ---------       ---------
                                                    62,310          126,139        (104,153)         84,296
Liabilities Subject to Compromise                  286,481               --              --         286,481
Minority Interest                                       --               --              73              73
Mandatorily Redeemable Preferred Stock             122,109               --              --         122,109
Shareholders' Equity                              (167,979)         (66,774)        (82,035)       (316,788)
                                                 ---------        ---------       ---------       ---------
                                                 $ 302,921        $  59,365       $(186,115)      $ 176,171
                                                 =========        =========       =========       =========

                               MMH HOLDINGS, INC.
                   (DEBTORS-IN-POSSESSION AS OF MAY 17, 2000)
            CONDENSED COMBINED/CONSOLIDATING STATEMENTS OF CASH FLOW
                             AS OF OCTOBER 31, 2000

                                                          Combined         Combined
                                                         Entities in    Entities not in
                                                        Reorganization  Reorganization
                                                         Proceedings      Proceedings     Eliminations   Consolidated
                                                         -----------      -----------     ------------   ------------
Operating Activities
    Net Loss                                               $(21,596)        $(35,373)       $    223       $(56,746)
    Add (deduct) - items not affecting cash
      provided by operating activities:
      DIP financing fees                                        950               --              --            950
      Depreciation and amortization                           5,033            4,223              --          9,256
      Amortization of debt financing costs                    2,399               --              --          2,399
      Deferred income taxes - net                                --               --              --             --
      Gain on sale of business                               (6,380)              --              --         (6,380)
      Impairment loss on long-lived assets                       --           16,009              --         16,009
      Loss on disposal of fixed assets                          830               --              --            830
      Other                                                      --               --            (223)          (223)
    Changes in working capital, excluding the
      effects of acquisition opening balance sheets:
      Accounts receivable                                      (421)           3,698              --          3,277
      Inventories                                             3,101            2,380              --          5,481
      Trade accounts payable and bank overdrafts              3,230           (2,260)             --            970
      Advance payments and progress billings                     (2)            (521)             --           (523)
      Accrued interest                                       11,451               --              --         11,451
      Other, net including intercompany balances             (4,461)          12,498              --          8,037
                                                           --------         --------        --------       --------
Net cash used for operating activities,
    including reorganization items                           (5,866)             654              --         (5,212)
                                                           --------         --------        --------       --------
Investment and Other Transactions
    Fixed asset additions - net                                (887)          (1,010)             --         (1,897)
    Capitalized software                                       (772)              --              --           (772)
    Acquisition of businesses - net of cash acquired             --               --              --             --
    Net proceeds on divestiture of business                   9,115               --              --          9,115
    Net Issuance of loans to senior management                   --               --              --             --
    Other - net                                                (627)            (406)             --         (1,033)
                                                           --------         --------        --------       --------
Net cash provided by (used for) investment
    and other transactions                                    6,829           (1,416)             --          5,413
                                                           --------         --------        --------       --------
Financing Activities
    Changes in short-term debt and notes payable                 (9)              --              --             (9)
    Proceeds from DIP and Junior DIP borrowings              38,100               --              --         38,100
    Repayments of DIP borrowings                               (100)              --              --           (100)
    Net (repayments of)/proceeds from Revolving
        Credit Facility borrowings                           (9,752)              --              --         (9,752)
    Repayment of Term Loans                                 (24,807)              --              --        (24,807)
    Proceeds from/(repayments of) Acquisition
        Facility Line borrowings                             (3,414)              --              --         (3,414)
    Repayments of long-term debt                               (125)             (56)             --           (181)
    Payment of DIP financing fees                              (950)              --              --           (950)
    Payment of fees for amendment of Credit Facility           (245)              --              --           (245)
                                                           --------         --------        --------       --------
Net cash provided by (used for) financing activities         (1,302)             (56)             --         (1,358)
                                                           --------         --------        --------       --------


Effect of Exchange Rate Changes on Cash and Cash
    Equivalents                                                  --             (165)             --           (165)
                                                           --------         --------        --------       --------
Increase (decrease) in Cash and Cash Equivalents               (339)            (983)             --         (1,322)
Cash and Cash Equivalents
    Beginning of Period                                       1,681            2,248              --          3,929
                                                           --------         --------        --------       --------
    End of Period                                          $  1,342         $  1,265        $     --       $  2,607
                                                           ========         ========        ======         ========

Note 24 - Subsequent Events

On February 28, 2001, the Bankruptcy Court approved procedures for the divestiture of substantially all assets of the Company's non-North American operations. As of March 6, 2001, substantially all assets of the Company's United Kingdom Group have been sold, including the Company's operations in Singapore and Thailand, with the exception of certain U.K. real estate holdings which are the subject of an existing sale agreement, and investments in the Company's operations in Australia and South Africa. In connection with these transactions, the Company's U.K. operating subsidiaries were placed in administrative receivership as a result of their inability to satisfy claims made by creditors pursuant to guarantees made by such subsidiaries under the Prepetition Credit Facility. Accordingly, these U.K. subsidiaries will not have sufficient assets to settle all recorded third party liabilities.

A net loss of approximately $12.0 million is expected to be recognized by the Company in connection with the completed transactions and the derecognition of recorded liabilities of the U.K. subsidiaries that will not be settled pursuant to the receivership proceedings as discussed above. This net loss is substantially attributed to the recognition of cumulative translation adjustments and a settlement loss recognized under SFAS 88 related to the Company's United Kingdom employee benefit plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

The following sets forth certain information with respect to the persons who are members of Holdings' Board of Directors, MMH's Board of Directors or the senior management team of MMH and/or Holdings as of February 13, 2001 (1).

      NAME             AGE      POSITION
      ----             ---      --------
Jack F. Stinnett       55       President, Chief Executive Officer and Chairman
                                of the Board of MMH and Holdings
David D. Smith         46       Vice President--Finance of MMH and Vice
                                President and Director of Holdings
Peter A. Kerrick       44       Vice President--Service & Modernizations of MMH
Edward J. Doolan       49       Vice President--P&H Regional Sales & Service of
                                MMH
Michael J. Maddock     57       Vice President--P&H/Morris Europe, Pacific Rim
                                & Middle East of MMH
Ross C. Smith          44       Vice President--Equipment & Operations of MMH
Randall G. Burlison    57       Vice President--P&H Aftermarket of MMH
Todd R. Berman         42       Director of MMH and Holdings
Michael S. Shein (2)   37       Director of MMH and Vice President and Director
                                of Holdings
Larry Zine (2)         45       Director of Holdings
Eric A. Green          39       Director of Holdings

(1) J. Bradley Wiedmann resigned as Vice President--Human Resources of MMH effective December 31, 1999. Malcolm Lassman resigned as a director of Holdings on December 5, 1999. Jay R. Bloom, Michael R. Young and Robert W. Hale resigned as directors of Holdings on March 15, September 1, and December 1, 2000, respectively. Effective February 5, 2001, Martin L. Ditkof no longer serves as General Counsel and Secretary of MMH and Holdings. Instead, the Company has contracted with Mr. Ditkof to serve as the key outside legal counsel.

(2)  Member of the Audit Committee.

Jack F. Stinnett--Jack Stinnett joined the Company as President, Chief Executive Officer and as a director of both Holdings and MMH in March 1999. He serves as Chairman of the Board of each of Holdings and MMH since February 2, 2000. Previously, he served as Vice President and General Manager of Engine Components World Wide for TRW, a global automotive parts business. Before that, Mr. Stinnett was employed by Babcock & Wilcox in various management and materials positions. Mr. Stinnett graduated from the United States Naval Academy with a Bachelor of Science degree in Marine Engineering and obtained his MBA from Lynchburg College/Tulane University.

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

Peter A. Kerrick--Peter Kerrick assumed his current position as Vice President-Service & Modernizations of the Company in 2000. Prior to that time, Peter served as Vice President--Engineered Equipment of the Company since 1995. Since joining the Company in 1978 as a Design & Project Engineer, Mr. Kerrick has held numerous positions with the Company, primarily in the sales capacity. Mr. Kerrick obtained a Bachelor of Science degree in Mechanical Engineering from Purdue University.

Edward J. Doolan--Edward Doolan serves as Vice President--P&H Regional Sales & Service of the Company. Prior to being promoted to his current position in 1994, Mr. Doolan served in a variety of positions in the aftermarket products and service groups. He joined the Harnischfeger team in 1979 and became Director of Product Support for the Company in 1985. Mr. Doolan has a Bachelor of Science in Industrial Engineering from Georgia Tech and an M.B.A. from Marquette University.

Michael J. Maddock--Michael Maddock has been Vice President--P&H/Morris Europe, Pacific Rim & Middle East of the Company since March 1999. Previously, Mr. Maddock held a number of positions at Morris Ltd., including Director and General Manager, Hoist Division, and Managing Director, Standard Products Division. He joined Morris Ltd. in 1989. Mr. Maddock received his M.I. in Mechanical Engineering from the Institute of Mechanical Engineers, a Bachelor of Science in Metallurgy from the University of Surrey, a Higher National Diploma in Mechanical Engineering and a Higher National Certificate in Production Engineering. He received his Membership from the Institute of Mechanical Engineers.

Ross C. Smith--Ross Smith assumed his current position as Vice President-Equipment & Operations in 2000. Prior to this position, Ross served as Vice President--Standard Cranes and Components since March 1999. Mr. Smith joined the Company in July 1998 as the Vice President of Business Development and Strategic Planning. Previously, Mr. Smith held a position in strategic planning and market development at Siebe plc., a global supplier of intelligent automation, controls and industrial equipment since 1989. Mr. Smith received his B.A. from Northwestern University and an M.B.A. from the Owen School at Vanderbilt University.

Randall G. Burlison--Randy Burlison assumed his current position as Vice President--P&H Aftermarket in 1999. Since joining the Company in 1978, Mr. Burlison has held a variety of positions including General Manager, Crane Division, and Operations Manager, Oak Creek. Mr. Burlison received his Bachelor of Science degree in Industrial Engineering from the University of Illinois.

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

Director Compensation

Holdings pays directors fees to certain of its directors. Larry Zine receives $3,000 per meeting. In addition, the Company has committed to grant 50 options to purchase shares of Holdings Series A Senior Preferred Stock at an exercise price of $1,000. Holdings and MMH reimburse all of their directors for reasonable out-of-pocket expenses incurred in connection with attending Board meetings.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table presents information concerning compensation paid for services to the individuals who served as Chief Executive Officer of the Company during fiscal year 2000, the four other most highly paid executive officers employed by the Company at the end of fiscal year 2000, and two individuals who would have been among the four most highly paid executive officers if they had been employed by the Company at the end of the fiscal year 1999, for each of the fiscal years ended October 31, 1999 and 1998, respectively (collectively, the "Named Executive Officers").

                                                              Annual Compensation
                                                       ---------------------------------
                                                                               Other          All
                                                                               Annual         Other
                 Name and                              Salary      Bonus    Compensation  Compensation
            Principal Position                           ($)        ($)          ($)           ($)
            ------------------                         -------    -------     --------      ---------

Jack F. Stinnett.......................      2000      400,008    213,590     7,200(a)      10,478(b)
  President and Chief Executive
  Officer                                    1999      265,389    100,000     4,800(a)       5,787(b)

David D. Smith.........................      2000      172,800      4,697         -         10,938(b)
  Vice President and Chief Financial
  Officer                                    1999      144,000     14,493         -          6,959(b)

Michael J. Maddock.....................      2000      132,077          -    19,412(c)           -
  Vice President - Europe, Pacific Rim &
  Middle East                                1999      133,485          -    20,438(c)      99,842(d)

Edward J. Doolan.......................      2000      144,540     26,523         -         15,235(b)
  Vice President - Regional Sales &
  Service                                    1999      140,040      7,352         -         12,341(b)

Ross C. Smith..........................      2000      135,000      3,211         -          5,670(b)
  Vice President - Equipment &
  Operations                                 1999      116,500      2,738     2,000(e)       5,358(b)

Peter A. Kerrick.......................      2000      120,084      3,092         -          6,586(b)
  Vice President - Service &
  Modernizations                             1999      111,216      5,838         -          6,191(b)

(a)  Amount consists of the car allowance for Mr. Stinnett.

(b) No amounts were earned in fiscal years 1999 and 2000 under the profit sharing component of the Company's Retirement Plan (as defined herein) which was adopted on April 1, 1998, and which permits the employee to elect to receive half of the payment in cash, rather than as a contribution to the Retirement Plan. This number includes employer matching, transition and age-based contributions of $9,491, $10,579, 14,894, $5,571 and $6,385 for
     Messrs. Stinnett, D. Smith, Doolan, R. Smith, and Kerrick, respectively for fiscal year 2000 and the following amounts paid by the Company during fiscal 2000 for group term life insurance premiums for the benefit of the executives: Mr. Stinnett, $987; Mr. D. Smith, $ 359; Mr. Doolan, $341; Mr.
     R. Smith, $99; and Mr. Kerrick, $201. Fiscal year 1999 amounts include employer matching, transition and age-based contributions of $4,800, $6,600, $12,000, $5,261, and $5,990 for Messrs. Stinnett, D. Smith, Doolan,
     R. Smith, and Kerrick, respectively, and the following amounts paid by the Company for group term life insurance premiums for the benefit of the executives: Mr. Stinnett, $987; Mr. D. Smith, $359; Mr. Doolan, $341; Mr.
     R. Smith, $97; and Mr. Kerrick, $201.

(c) Fiscal year 2000 includes $14,469 in car allowance for Mr. Maddock. Fiscal year 1999 includes $20,483 in car allowance for Mr. Maddock. Also includes taxable benefits such as private health insurance, fuel allowance and telephone allowance.

(d) Represents an annual earn-out paid to Messr. Maddock pursuant to the terms of his employment agreement.

(e) Represents the remaining portion of a signing bonus paid to Messr. R. Smith in 1998 and 1999.

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

                                      Years of Service
               ---------------------------------------------------------------
Remuneration       5         10         15         20         25          30
------------   -------    -------    -------    -------    -------     -------

  $140,000     $10,500    $21,000    $31,500    $42,000    $52,500     $63,000
   180,000      13,500     27,000     40,500     54,000     67,500      81,000
   220,000      16,500     33,000     49,500     66,000     82,500      99,000
   260,000      19,500     39,000     58,500     78,000     97,500     117,000
   300,000      22,500     45,000     67,500     90,000    112,500     135,000
   340,000      25,500     51,000     76,500    102,000    127,500     153,000
   380,000      28,500     57,000     85,500    114,000    142,500     171,000

Remuneration covered by the plan includes the following amounts reported in the 1998 Summary Compensation Table: salary and bonus (including the cash value of bonuses foregone for stock under the HII Executive Incentive Plan). "Banked" bonuses are not included.

The years of service credited for each of the Named Executive Officers eligible to participate in HII's defined benefit pension plan are: David Smith 10 years, Edward Doolan 19 years, and Peter Kerrick 20 years.

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

                                      Years of Service
                -------------------------------------------------------------
 Remuneration     10         15         20         25         30         35
                ------     ------     ------     ------     ------     ------
(pound)50,000   16,667     25,000     33,333     33,333     33,333     33,333
       75,000   25,000     37,500     50,000     50,000     50,000     50,000
      100,000   33,333     50,000     66,667     66,667     66,667     66,667
      125,000   41,667     62,500     83,333     83,333     83,333     83,333
      150,000   50,000     75,000    100,000    100,000    100,000    100,000

Mr. Maddock continues to be a member of the UK Scheme. At October 31, 2000, Mr. Maddock had 11.75 years of service for purposes of this plan.

Divestiture Bonus Agreements

In October 1998, David D. Smith, Edward J. Doolan, Michael J. Maddock, and Peter
A. Kerrick were each paid a divestiture bonus of $125,000. These amounts were paid under agreements with HarnCo that provided for bonuses to be paid to certain employees in the event of a purchase by a third party not affiliated with HarnCo of substantially all of the assets and liabilities of the MHE Business. Under these agreements, each employee had agreed to release HarnCo and its affiliates from certain claims and agreed not to voluntarily terminate his employment with the MHE Business within the first six months following any such divestiture unless there was a substantial change in the employee's duties, functions and responsibilities or the employee was required to perform the principal portion of his duties outside his current locale.

ARRANGEMENTS AFTER CONSUMMATION OF THE TRANSACTIONS

Employee Retirement Savings Plan

Effective April 1, 1998, the Company established a retirement savings plan under
Section 401(k) of the Internal Revenue Code (the "Retirement Plan"). The Retirement Plan covers all non-bargaining unit employees in the United States from their first day of service. Employees can contribute from 1% to 10% of their eligible pre-tax pay. The company matches 100% of the first 3% and 50% of the next 2% of each employee's contribution to the Retirement Plan ("matching contributions"). Once an employee turns 35, the Company contributes an additional percentage of the employee's pay based on his/her age ("age-based contributions"). In addition, the Company makes a special contribution for long-service and older employees who were participants in the former HII pension plan in order to make up for future years of nonparticipation in that plan. If an employee's age plus years of service add up to 65 or more, the Company contributes an additional percentage of the employee's pay to the Retirement Plan ("transition contributions"). All contributions are 100% vested upon contribution. An employee must be active on December 31 of the plan year in order to qualify for annual Company contributions. During fiscal year 2000, the Company contributed $9,491, $10,579, 14,894, $5,571 and $6,385 in matching, transition and age-based contributions to the Retirement Plan for Messrs. Stinnett, D. Smith, Doolan, R. Smith, and Kerrick. Fiscal year 1999 amounts include employer matching, transition and age-based contributions of $4,800, $6,600, $12,000, $5,261, and $5,990 for Messrs. Stinnett, D. Smith, Doolan, R.
Smith, and Kerrick, respectively.

Profit Sharing Plan

The Company has continued the HII profit sharing plan as a component of its Retirement Plan. The profit sharing plan covers substantially all domestic employees, except those covered by collective bargaining agreements and employees of affiliates with separate defined contribution plans. During fiscal 1998, contributions to this plan were based on the Company's "economic value added" performance. Effective November 1, 1998, contributions are based on earnings of the Company before interest and taxes. Employees have the option to receive half of the payment in cash rather than in the form of a contribution to the Retirement Plan. No amounts were earned in fiscal years 2000 and 1999 under the profit sharing component of the Company's Retirement Plan.

Employment Agreements and Severance Arrangements

On March 30, 1998, the Company entered into employment agreements with certain senior managers of the Company. The agreements with Messrs. D. Smith, Doolan, and Kerrick provided for their employment in their current capacities at that time for three years, and for additional one year periods thereafter unless canceled by either party on 60 days notice prior to such renewal date. They provided Messrs. D. Smith, Doolan, and Kerrick a base salary (subject to annual review by the Board of Directors) of $111,300, $111,540, and $104,496, respectively, and an annual performance-based bonus plan (based on Economic Value Added for 1998 and on EBITDA for years thereafter), the terms of which are to be agreed upon by the Compensation Committee of the Board of Directors and the Company's Chief Executive Officer. The agreements also provide for the indemnification of the executives, and include non-competition and confidentiality provisions. If the executive resigns for Good Reason (as defined therein, which definition includes a material reduction of the executive's duties or substantial change in work conditions, a material decrease in compensation or benefits, and changes in control of the Company), the executive is entitled to continuance of his then current base salary for 12 months, continuation of health and life insurance benefits for 24 months, a pro-rated bonus, the continuation of other perquisites for six months and payment, if requested, for all equity in Holdings or the Company held by the executive or his family. If the executive is terminated by the Company without Cause (as defined therein, which definition includes the willful failure of the executive to substantially perform his duties, and the commission of a fraud on the Company, if not cured within 30 days' written notice thereof), he is entitled to a lump sum payment equal to his then current annual base salary plus a lump sum payment equal to the base salary which would otherwise have been payable for the balance of the fiscal year in which termination occurs, and the same benefits as if he resigned for Good Reason.

The Company also entered into a new employment agreement with Messr. Maddock on March 30, 1998. This agreement generally continues in effect until the death of the executive, the executive's reaching normal retirement age, termination by the Company for Cause (as defined therein, which definition includes the executive being absent from work through sickness or disability for more than six months in any 12 month period, and the executive neglecting to perform his duties in a material way), termination by the executive for Good Reason (as defined therein, which definition includes the failure by the Company to pay the compensation and benefits required by the agreement and a material diminishment in the duties of the executive), or until terminated by either party upon 12 months notice. Messr. Maddock is entitled to (pound)79,000 base salary, subject to review annually, a bonus calculated and paid in accordance with the provisions of the management bonus scheme, an additional payment of (pound)56,250 for each of 1998 and 1999, pension benefits at least equal in value to the benefits the executive would have been entitled to under the previous benefit plan in which such executive participated, and various other benefits. The executive may terminate the agreement at any time for Good Reason, in which case the executive is entitled to receive his annual base salary immediately prior to termination for an additional 12 months and a lump sum of (pound)56,250 multiplied by two minus the number of times the executive received this additional payment. The executive is also entitled to continue participating in the medical, dental and life insurance plans for one year or until he receives equivalent benefits from a new employer.

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

Equity Incentive Plan

In connection with the Recapitalization, the Company committed to establish a new equity incentive plan to attract and retain key personnel, including senior management, and to enhance their interest in the Company's continued success. Holdings reserved 1,186.0849 shares of Holdings Nonvoting Common Stock and 4,328.25 shares of Holdings Series C Junior Voting Preferred Stock with a value of $8.1 million on March 30, 1998 for this plan (such shares to be denominated in 8,100 units consisting of 0.1464 shares of Holdings Nonvoting Common Stock and 0.5344 shares of Holdings Series C Junior Voting Preferred Stock (the "Equity Units")). The Company had committed to make an initial option grant to each member of the Company's senior management on March 30, 1998 under such executive's employment agreement. Messr. D. Smith was to be granted 816 Equity Units (representing 119.5 shares of Holdings Nonvoting Common Stock and 436.1 shares of Holdings Series C Junior Voting Preferred Stock). Messrs. Doolan, Maddock and Kerrick were to each be granted 676 Equity Units (representing 99.0 shares of Holdings Nonvoting Common Stock and 361.3 shares of Holdings Series C Junior Voting Preferred Stock). The initial exercise price of each Equity Unit covered by the initial option grants to the members of the Company's senior management was to be $1,000. The Company does not anticipate making additional option grants to these executives under the plan. Options not previously exercised or terminated will expire ten years from the date of grant. The Company did not formally establish the final terms of such Equity Units prior to its Chapter 11 filing on May 17, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 13, 2001, the number and percentage of outstanding shares of voting stock and nonvoting common stock of Holdings beneficially owned by: (i) each executive officer of Holdings and MMH and each director of Holdings and MMH; (ii) all directors of Holdings and MMH and all executive officers of Holdings and MMH as a group; and (iii) each person known by Holdings to own beneficially more than five percent of Holdings voting stock, respectively. Holdings believes that each individual or entity named has sole investment and voting power with respect to shares of voting stock of Holdings indicated as beneficially owned by them, except as otherwise noted.

                                             NONVOTING      PERCENT      VOTING     PERCENT       SERIES C       PERCENT
NAME AND ADRESS OF BENEFICIAL OWNER         COMMON STOCK   OF CLASS   COMMON STOCK  OF CLASS  PREFERRED STOCK   OF CLASS
5% OWNERS:
Chartwell L.P. (a)......                        3,630       83.4%         7,907       77.8%        34,633         100.0%
   c/o KPMG
   Genesis Building
   448 GT
   Grand Cayman
   Cayman Islands
Harnischfeger Corporation                                                 2,261       22.2%            --             --
   3600 South Lake Drive
   St. Francis, Wisconsin  53235

Named Executive Officers and Directors:
Todd R. Berman (b)                              3,630       83.4%         7,907       77.8%        34,633         100.0%
Michael S. Shein (b)                            3,630       83.4%         7,907       77.8%        34,633         100.0%
Jack F. Stinnett (c) (d)                           --          --            --          --            --             --
David D. Smith (c) (d)                             --          --            --          --            --             --
Peter A. Kerrick (c)                               --          --            --          --            --             --
Edward J. Doolan (c)                               --          --            --          --            --             --
Michael J. Maddock (c) (d)                         --          --            --          --            --             --
Larry Zine                                         --          --            --          --            --             --
Erie Green (a)                                     --          --            --          --            --             --
All directors and officers as a group (14       3,630       83.4%         7,907       77.8%        34,633         100.0%
persons)

--------------
(a) Chartwell L.P., a Cayman Islands limited partnership, is the managing member of Frasier L.L.C., a Delaware limited liability company, and of Niles L.L.C., a Delaware limited liability company, which own 62.4% and 37.6%, respectively, of the shares of common stock of MHE Investments, a Delaware corporation. MHE Investments, in turn, owns 77.8% of the shares of Holdings Voting Common Stock and 100.0% of the Holdings Series C Junior Voting Preferred Stock. Chartwell L.P. is also the managing member of Martin Crane L.L.C., a Delaware limited liability company, which owns 83.4% of the shares of Holdings Nonvoting Common Stock. The general partner of Chartwell L.P. is Chartwell G.P. Corp., a Cayman Islands company. Chartwell G.P. Corp. may be deemed to beneficially own all of the shares of Holdings beneficially owned by Chartwell L.P. Mr. Donald Gales owns all of the issued and outstanding capital stock of Chartwell G.P. Corp. and, consequently, may be deemed to beneficially own all of the shares of Holdings beneficially owned by Chartwell G.P. Corp. However, Holdings has been advised by each of Chartwell L.P., Chartwell G.P. Corp. and Mr. Gales that each disclaims beneficial ownership of such Holdings shares. Todd R. Berman, who is a director of Holdings and MMH, is a limited partner of Chartwell L.P. Michael S. Shein, who serves as a director and Vice President of Holdings and as a director of MMH, is also a limited partner of Chartwell L.P. Mr. Berman and Mr. Shein are the managers of Frasier L.L.C., Niles L.L.C. and Martin Crane L.L.C. Concurrent with the Recapitalization Closing, an affiliate of CIBC World Markets Corp., the initial purchaser in the offering of Series A Units, acquired an approximately 25.0% interest in each of Frasier L.L.C. and Niles L.L.C. An affiliate of CIBC World Markets Corp. also acquired an approximately 25.0% interest in Martin Crane L.L.C. Accordingly, CIBC World Markets Corp. holds an indirect equity interest in 19.4% of the shares of Holdings Voting Common Stock and in 20.9% of the shares of Holdings Nonvoting Common Stock, but does not have any beneficial ownership in such shares. Concurrent with the Recapitalization Closing, an affiliate of Chase Capital Partners acquired an approximately 21.7% interest in Niles L.L.C. An affiliate of Chase Capital Partners also acquired an approximately 8.1% interest in Martin Crane. Accordingly, Chase Capital Partners holds an indirect equity interest in 6.3% of the shares of

     Holdings Voting Common Stock and in 6.8% of the shares of Holdings Nonvoting Common Stock, but does not have any beneficial ownership in such shares. Eric Green, who is a director of Holdings, is a Partner of Chase Capital Partners.

(b) Chartwell L.P., a Cayman Islands limited partnership, is the managing member of Frasier L.L.C., a Delaware limited liability company, and of Niles L.L.C., a Delaware limited liability company, which together own 100.0% of the shares of common stock of MHE Investments, a Delaware corporation. MHE Investments, in turn, owns 77.8% of the shares of Holdings Voting Common Stock and 100.0% of the Holdings Series C Junior Voting Preferred Stock. Chartwell L.P. is also the managing member of Martin Crane L.L.C., a Delaware limited liability company, which owns 83.4% of the shares of Holdings Nonvoting Common Stock. Todd R. Berman, who is a director of Holdings and MMH, is a limited partner of Chartwell L.P. Michael S. Shein, who serves as a director and Vice President of Holdings and as a director of MMH, is also a limited partner of Chartwell L.P. Mr. Berman and Mr. Shein are the managers of Frasier L.L.C., Niles L.L.C. and Martin Crane L.L.C. The address of each of Mr. Berman and Mr. Shein is c/o Chartwell Investments Inc., 717 Fifth Avenue, 23rd Floor, New York, New York 10022.

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

After the Recapitalization Closing, the Company continued to sell certain products and services to HII affiliates at negotiated rates and performed certain administrative functions for HarnCo in Mexico. Sales to HII affiliates amounted to $1.0 million and $3.2 million in fiscal 1999 and 1998, respectively. The Company had no sales to HII affiliates in fiscal year 2000. In addition, Mining and Paper provided certain products and services to the Company which management estimates amounted to approximately $0.8 million, $14.1 million and $12.4 million in fiscal 2000, 1999 and 1998, respectively. HarnCo manufactured electric motors, fabricated larger steel girders and did machining on certain cranes for the Company at cost or at cost plus a percentage. Mining and Paper also acted as motor rewind subcontractors for the Company. It is contemplated that these transactions, none of which individually or in the aggregate are significant to the Company, will continue in the future.

Prior to March 30, 1998, in a number of instances, HII, HarnCo and/or the Non-MHE HarnCo Affiliates provided contracting credit support in connection with the Company's business. Certain customers for large crane supply contracts require the supplier to provide contracting credit support and/or parent guarantees of performance. This credit support included HarnCo and the Non-MHE HarnCo Affiliates: (i) providing working capital; (ii) guaranteeing financial and performance obligations with respect to customer and supply contracts and relationships; (iii) providing collateral and credit support with respect to letters of credit, surety bonds or other arrangements of the MHE Business; and
(iv) otherwise being directly and contingently liable for the MHE Business's obligations (collectively, the "Credit Support Obligations"). In addition, HII and/or HarnCo guaranteed Company debt and the Company's performance under certain real estate, vehicle and equipment leases. At October 31, 2000, there was approximately $9.3 million outstanding under the letters of credit and bonds provided by HarnCo and Non-MHE HarnCo Affiliates. At October 31, 2000, HarnCo continues to be shown as the guarantor on the Birmingham, Alabama facility lease with the Industrial Revenue Board of Birmingham.

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

Trademark License Agreement

In connection with the Recapitalization, MMH entered into the Trademark Licensing Agreement with Harnischfeger Technologies, Inc. ("HTI"), an affiliate of HarnCo, pursuant to which the Company was granted a sole and exclusive worldwide license to use the "P&H" trade name, trademark and service mark with respect to all MHE Business products on a worldwide exclusive basis from March 30, 1998 until 15 years after the earlier to occur of a sale of Holdings to a third party or a public offering of the common stock of Holdings, MMH or their parents or successors (and for an additional seven years thereafter for aftermarket products and services). The royalty fee for use of the trademark is equal to 0.75% of the aggregate net sales of the MHE Business for the ten year period which commenced March 30, 1999. There will be no royalty fee for the remainder of the term following such ten year period. The Company accrued $3.4 million of expenses for royalty fees in the period from March 30, 1999 to October 31, 2000. The Company has elected to defer the payments of the royalty fees for the periods ended October 31, 1999 and 2000, which would otherwise be payable on January 30, 2000 and 2001, respectively, pursuant to the terms of Trademark License Agreement. The Trademark License Agreement provides that the annual royalty fee may be deferred for up to two years if the Company does not meet certain financial criteria. The Company can only defer up to two payments during the term of the agreement. In addition, interest accrues at 12% per year on the deferred fee payments. The Debtors and Harnischfeger continue to negotiate towards a consensual resolution of the issues arising from and related to the Recapitalization and have reached a settlement in principle, subject to definitive documentation and Bankruptcy Court approval.

Component and Manufactured Products Supply Agreement

At the Recapitalization Closing, the Company entered into a two year agreement with HarnCo pursuant to which HarnCo was to sell, or have its affiliates sell, to the Company and to its subsidiaries located in the United States, at cost, certain products, repair parts and rebuilds as have been previously manufactured by HarnCo for the Company. The price for these products was the fully absorbed standard cost for normal production products and repair parts, and the fully absorbed job cost for rebuilds and repairs.

Transition Services Agreement

On March 30, 1998, the Company entered into a Transition Services Agreement with HarnCo pursuant to which HarnCo and/or its affiliates provide the Company and the Company's subsidiaries located in the United States certain specified transition services for a set monthly price per service, plus cost sharing in certain instances, for periods ranging up to three years. These services had been provided historically, and for all of fiscal 1998, but were not covered by a written agreement until the date of the Transactions. These services include financial support (including payroll, accounts payable and some accounting), MIS support (including mainframe applications, PC support, engineering applications, maintenance, shared products and telephone system support), human resources support (including assistance in union negotiations, processing support for workers' compensation claims, screening and hiring of hourly employees and benefits administration), shared space, warehouse services for repair parts at one of HarnCo's facilities until July 1998, order processing, office space and lobby services at HarnCo's offices, employee communications, use of corporate aircraft owned by HarnCo or its affiliates, and all traffic functions and transportation of materials between Milwaukee area operations until May 1998. The Company was charged $2.1 million and $5.0 million for such services during fiscal 1999 and 1998, respectively, and was charged $0.3 million in fiscal 2000 for MIS support, the only service still being provided to the Company by HarnCo. This charge will continue to decrease as certain of the MIS support services provided by HarnCo become no longer necessary.

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

Credit Indemnification Agreement

On March 30, 1998, HII and the Company entered into a Credit Indemnification Agreement pursuant to which HII will maintain in place the credit support obligations in existence on March 30, 1998 but have no further duty to extend, renew or enter into any new credit support obligations, other than with respect to the MHE Business obligations existing at the Recapitalization Closing. Under the Credit Indemnification Agreement, MMH is required to pay HII, in advance, an annual fee equal to 1% of the amounts outstanding under each letter of credit and bond provided by HII and its affiliates (approximately $9.3 million as of October 31, 2000). MMH accrued a fee of $143,743 for the year ended October 31, 2000. HII is required to refund the Company on a quarterly basis a pro-rata portion of the annual fee for any reductions in the outstanding amount of credit that occurred during such quarter. In addition, the Company will reimburse HII for certain future fees and expenses. The Credit Indemnification Agreement provides that the Company is to reimburse HII on demand for any payment made by HII or its affiliates under any of the credit support obligations.

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

Loans to Management

At the Recapitalization Closing, the Company made short-term loans in an aggregate principal amount of $900,000 to members of the Company's senior management to purchase equity interests in Niles L.L.C., an indirect minority shareholder of Holdings, in accordance with the terms of certain promissory notes, with proceeds from the Senior Notes and/or the New Credit Facility. The original principal amounts of the loans to Messrs. D. Smith, Maddock, Doolan and Kerrick were $110,000, $125,000, $100,000 and $70,000, respectively, and have been repaid in full. On June 30, 1999, the Company made a loan in the amount of $150,000 to Mr. Stinnett, who purchased 80% of Mr. Erwin's equity interest in Niles L.L.C. At October 31, 2000, the principal amount of the note outstanding for Mr. Stinnett was $150,000. Interest was charged on each of the notes at a rate per annum equal at all times to the Federal Short-Term Rate in effect from time to time, from the date of issuance until such note was repaid in full. The principal amount of the loan to Mr. Stinnett and the interest thereon will be payable in full in the event he ceases to be employed by the Company as a result of termination for Cause (as defined therein), or by reason of his death or resignation for other than Good Reason (as defined therein), or upon an Event of Default (as defined therein). As collateral for the note to Mr. Stinnett granted to the Company a security interest in the equity interests in Niles L.L.C. he acquired with the proceeds of the loans.

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

Chartwell Management Consulting Agreement

The Company has entered into a management consulting agreement with Chartwell Investments Inc. pursuant to which Chartwell Investments Inc. provides the Company with certain management, advisory and consulting services for a fee of $1.0 million for each fiscal year of the Company during the term of the agreement, plus reimbursement of expenses. The term of the management consulting agreement is 10 years commencing at the Recapitalization Closing and is renewable for additional one year periods unless the Board of Directors of the Company gives prior written notice of non-renewal to Chartwell Investments Inc. Mr. Berman and Mr. Shein are, respectively, Chairman of the Board and a director of each of Holdings and MMH and both are officers and directors of Chartwell Investments Inc. The Company paid Chartwell $1.0 million, $1.0 million and $0.6 million plus expenses during fiscal 2000, 1999 and 1998, respectively.

Prepetition Credit Facility Participation

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


         3.   EXHIBITS AND EXHIBIT INDEX

   EXHIBIT
   NUMBER                                     EXHIBIT
   ------                                     -------

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

    4.5(cc)   Form of 9 1/2% Senior Note due 2008.

   EXHIBIT
   NUMBER                                     EXHIBIT
   ------                                     -------

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

    4.11(aa) Form of Indenture dated as of March 30, 1998, among MMH Holdings, Inc., as the Issuer, and United States Trust Company of New York, as the Trustee for 12% Exchange Debentures Due 2009.

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

   EXHIBIT
   NUMBER                                     EXHIBIT
   ------                                     -------

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

    10.16(bb) Employment Agreement, dated March 30, 1998, between Morris
              Material Handling, Inc. and Edward J. Doolan.

    10.17(bb) Service Agreement, dated March 30, 1998, between Morris Mechanical
              Handling Limited and M J Maddock.

    10.19(bb) Form of Promissory Note, dated March 30, 1998, between Michael S.
              Erwin and Morris Material Handling, Inc.

    10.20(bb) Form of Promissory Note, dated March 30, 1998, between David D.
              Smith and Morris Material Handling, Inc.

   EXHIBIT
   NUMBER                                     EXHIBIT
   ------                                     -------

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

    10.31* Intellectual Property Transfer Agreement, dated as of December 16, 1999, between MHE Technologies, Inc. and Mondel ULC.

    11.1(gg) Revolving Credit and Guaranty Agreement, dated as of May 18, 2000, among Morris Material Handling, Inc., MMH Holdings, and certain subsidiaries listed therein, Canadian Imperial Bank of Commerce, as Administrative Agent, and the Lending Institutions listed therein.

    11.2(gg) Amendment to Revolving Credit and Guaranty Agreement, dated as of September 29, 2000, among Morris Material Handling, Inc., MMH Holdings, and certain subsidiaries listed therein, Canadian Imperial Bank of Commerce, as Administrative Agent, and the Lending Institutions listed therein.

    11.3(gg) Waiver to the Revolving credit and Guaranty Agreement, dated as of March 8, 2001, among Morris Material Handling, Inc., MMH Holdings, Inc. its subsidiaries named on the signature pages thereto, and the Agents and lending institutions named on the signature pages thereto.

    22.*      Subsidiaries of MMH Holdings, Inc. and Morris Material Handling,
              Inc.

    27.       Financial Data Schedule.

---------------

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

  *      Filed herewith.

         (B)  REPORTS ON FORM 8-K.

              None.

                               MMH HOLDINGS, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)


                                              Balance at   Additions                    Currency                  Balance at
                                              Beginning    Charged to                  Translation                  End of
Classification                                 of Year      Expense     Deductions (1)   Effects       Other (2)      Year
--------------                                 -------      -------     --------------   -------       ---------      ----
Allowance Deducted in Balance Sheet from
   Accounts Receivable:

For the year ended October 31, 2000
   Doubtful accounts                           $ 1,725      $ 3,200       $(1,637)       $  (231)      $     2       $ 3,059
                                               ==============================================================================

For the year ended October 31, 1999
   Doubtful accounts                           $ 1,606      $ 2,407       $(2,396)       $   (28)      $   136       $ 1,725
                                               ==============================================================================

For the year ended October 31, 1998
   Doubtful accounts                           $ 1,330      $ 1,219       $  (861)       $   (16)      $   (66)      $ 1,606
                                               ==============================================================================


(1)   Represents write-off of bad debts, net of recoveries.
(2) Represents reclasses to other reserve accounts and reserves acquired in acquisitions.

                         MORRIS MATERIAL HANDLING, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)



                                       Balance at   Additions                       Currency                   Balance at
                                        Beginning   Charged to                     Translation                   End of
Classification                           of Year     Expense     Deductions (1)      Effects      Other (2)       Year
--------------                           -------     -------     --------------      -------      ---------       ----
Allowance Deducted in Balance
Sheet from Accounts Receivable:

For the year ended October 31, 2000
   Doubtful accounts                     $ 1,725      $ 3,200      $(1,637)          $  (231)      $     2       $ 3,059
                                         ===============================================================================

For the year ended October 31, 1999
   Doubtful accounts                     $ 1,606      $ 2,407      $(2,396)          $   (28)      $   136       $ 1,725
                                         ===============================================================================

For the year ended October 31, 1998
   Doubtful accounts                     $ 1,330      $ 1,219      $  (861)          $   (16)      $   (66)      $ 1,606
                                         ===============================================================================


(1)  Represents write-off of bad debts, net of recoveries.
(2) Represents reclasses to other reserve accounts and reserves acquired in acquisitions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2001.

                                                      MMH HOLDINGS, INC.



                                                      By: /s/ Jack F. Stinnett
                                                          ----------------------
                                                          Jack F. Stinnett
                                                          chairman of the Board



            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                             Title                            Date
---------                             -----                            ----

/s/ Jack F. Stinnett            President, Chief Executive        March 27, 2001
---------------------------     Officer and Chairman of
(Jack F. Stinnett)              the Board of Directors
                                (Principal Executive Officer)

 /s/ David D. Smith             Vice President                    March 27, 2001
---------------------------     Officer and Chairman of
(David D. Smith)                (Principal Financial and
                                Accounting Officer)


/s/ Michael S. Shein            Vice President and Director       March 27, 2001
---------------------------
(Michael S. Shein)


/s/ Todd R. Berman              Director                          March 27, 2001
---------------------------
(Todd R. Berman)


/s/ Larry Zine                  Director                          March 27, 2001
---------------------------
(Larry Zine)


/s/ Eric Green                  Director                          March 21, 2001
---------------------------
(Eric Green)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2001.


                                          MORRIS MATERIAL HANDLING, INC.



                                          By: /s/ Jack F. Stinnett
                                              -------------------------------
                                              Jack F. Stinnett
                                              chairman of the Board



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                             Title                          Date
---------                             -----                          ----
/s/ Jack F. Stinnett           President, Chief Executive        March 27, 2001
-------------------------      Officer and Chairman of
(Jack F. Stinnett)             the Board of Directors
                               (Principal Executive
                               Officer)

/s/ David D. Smith             Vice President                    March 27, 2001
-------------------------      (Principal Financial and
(David D. Smith)               Accounting Officer)


/s/ Todd R. Berman             Director                          March 27, 2001
-------------------------
(Todd R. Berman)


/s/ Michael S. Shein           Director                          March 27, 2001
-------------------------
(Michael S. Shein)

                    SUPPLEMENTAL INFORMATION TO BE FURNISHED
                  WITH REPORTS FILED PURSUANT TO SECTION 15(D)
                    OF THE ACT BY REGISTRANTS WHICH HAVE NOT
             REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


No annual report or proxy material has been sent to security holders of either Holdings or MMH.