Form 10-Q
period 2001-01-31
MMH HOLDINGS INC; MORRIS MATERIAL HANDLING INC
filed 2001-04-12
CIK 1060948, 1060951

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                 For the quarterly period ended January 31, 2001


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

                                Yes [X]  No  [ ]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date (March 31, 2001):

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

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.

                                      INDEX

         Introduction                                                                            3

         PART I -FINANCIAL INFORMATION:

              Item 1. Financial Statements

              MMH Holdings, Inc.
                  CondensedBalance Sheets                                                        4
                  Condensed Statements of Operations and Comprehensive Loss                      5
                  Condensed Statements of Cash Flows                                             6
                  Statements of Preferred Stock and Shareholders'Equity                          7

              Morris Material Handling, Inc.
                  Condensed Balance Sheets                                                       8
                  Condensed Statements of Operations and Comprehensive Loss                      9
                  Condensed Statements of Cash Flows                                            10
                  Statements of Shareholder's Equity                                            11

              Notes to Financial Statements of
                  MMH Holdings, Inc. and
                  Morris MaterialHandling, Inc.                                                 12


              Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations of
                      MMH Holdings, Inc. and Morris Material
                      Handling, Inc.                                                            33

              Item 3. Quantitative and Qualitative Disclosures about Market Risk                40

         PART II - OTHER INFORMATION:

              Item 1.   Legal Proceedings                                                       41
              Item 2.   Changes in Securities                                                   41
              Item 3.   Defaults upon Senior Securities                                         41
              Item 4.   Submission of Matters to a Vote of Security Holders                     42
              Item 5.   Other Information                                                       42
              Item 6.   Exhibits and Reports on Form 8-K                                        42

INTRODUCTION

MMH Holdings, Inc. ("Holdings") is a holding company whose sole direct subsidiary is Morris Material Handling, Inc. ("MMH"), which, together with its operating subsidiaries, is a manufacturer, distributor and service provider of "through-the-air" material handling equipment with operations in the United States, United Kingdom, South Africa, Singapore, Canada, Australia, Thailand, Chile and Mexico. Unless the context requires otherwise, references to the "Company" in this combined 10-Q are to Holdings, MMH, its subsidiaries and their predecessors. See also Note 14, Subsequent Events, of the financial statements.

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

                               MMH HOLDINGS, INC.
                  (Debtors - in Possession as of May 17, 2000)
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                  ASSETS

                                                January 31,        October 31,
                                                    2001              2000
                                               -------------      ------------
                                                (Unaudited)
Current Assets
    Cash and cash equivalents                    $  1,894          $   2,607
    Accounts receivable-net                        53,478             57,795
    Inventories                                    32,870             31,813
    Other current assets                            3,554              4,204
                                                 --------          ---------
                                                   91,796             96,419
                                                 --------          ---------



Property, Plant and Equipment
    Land and improvements                           3,348              3,328
    Buildings                                      22,164             22,205
    Machinery and equipment                        42,219             42,832
                                                 --------          ---------
                                                   67,731             68,365


    Less accumulated depreciation                (33,830)           (33,969)
                                                 --------          ---------
                                                   33,901             34,396
                                                 --------          ---------


Other Assets
    Goodwill                                       22,029             22,164
    Debt financing costs                           13,703             14,242
    Other                                           8,586              8,950
                                                 --------          ---------
                                                   44,318             45,356
                                                 --------          ---------




                                                 $170,015          $ 176,171
                                                 ========          =========




       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             January 31,       October 31,
                                                                2001              2000
                                                           --------------    --------------
                                                             (Unaudited)
  Liabilities Not Subject to Compromise
     Current Liabilities
       Short-term notes payable and current
         portion of long-term obligations (Note 8)            $    131          $     134
       Junior DIP Facility (Note 8)                             38,000             38,000
       DIP Facility (Note 8)                                     4,325                  -
       Bank overdrafts                                             546              1,233
       Trade accounts payable                                   12,669             16,453
       Employee compensation and benefits                        5,887              6,628
       Advance payments and progress billings                    8,317              7,542
       Accrued warranties                                        2,372              2,261
       Accrued interest                                            741                682
       Income taxes payable                                      2,031              1,921
       Other current liabilities                                11,366              8,599
                                                              --------          ---------
                                                                86,385             83,453






     Other Long-Term Obligations                                   581                614
     Other Long-Term Liabilities                                   235                229
  Liabilities Subject to Compromise (Note 4)                   285,848            286,481
  Minority Interest                                                 77                 73
  Commitments and Contingencies (Note 9)
  Mandatorily Redeemable Preferred Stock                       125,574            122,109
  Shareholders' Equity                                        (328,685)          (316,788)
                                                              --------          ---------

                                                              $170,015          $ 176,171
                                                              ========          =========


    The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
                  (Debtors - in - Possesion as of May 17, 2000)

            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                                 For the Three Months
                                                                   Ended January 31,
                                                          ---------------------------------
                                                              2001                   2000
                                                          ------------            ---------
    Revenues
        Equipment and Part Sales                          $   40,700              $ 52,165
        Service Sales                                         11,512                14,554
                                                          ----------              --------
        Net Sales                                             52,212                66,719
    Cost of Sales                                             39,917                50,872
    Selling, General and Administrative Expenses              14,233                16,860
    Reorganization Items                                       2,979                     -
                                                          ----------              --------
    Operating Loss                                            (4,917)               (1,013)
    Gain on Sale of a Business                                     -                 6,380
    Loss on Disposal of Fixed Assets                            (128)                    -
    Interest Expense - Net                                    (2,961)               (7,750)
                                                          ----------              --------
    Loss Before Income Taxes and
        Minority Interest                                     (8,006)               (2,383)
    Provision for Income Taxes                                  (105)               (1,788)
    Minority Interest                                              5                    16
                                                          ----------              --------
    Net Loss                                                  (8,106)               (4,155)
    Foreign Currency Translation Adjustments                    (326)                  243
                                                          ----------              --------
    Comprehensive Loss                                    $   (8,432)             $ (3,912)
                                                          ==========              ========


    The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                                   For the Three Months
                                                                                     Ended January 31,
                                                                             --------------------------------
                                                                                 2001                 2000
                                                                             ----------            ----------
Operating Activities
    Net Loss                                                                 $  (8,106)            $ (4,155)
    Add (deduct) - items not affecting cash provided by
     operating activities:
       Depreciation and amortization                                             1,716                2,445
       Amortization of debt financing costs                                        604                  585
       Gain on sale of business                                                      -               (6,380)
       Loss on disposal of fixed assets                                            128                    -
       Other                                                                        (5)                 (16)
    Changes in working capital:
       Accounts receivable                                                       4,535                  805
       Inventories                                                                (943)              (1,229)
       Other current assets                                                        207                 (574)
       Trade accounts payable and bank overdrafts                               (5,193)              (6,587)
       Advance payments and progress billings                                      756                2,319
       Accrued interest                                                             59                5,524
       Other current liabilities                                                 1,902                3,273
                                                                             ---------             --------
Net cash used for operating activities, including reorganization items          (4,340)              (3,990)
                                                                             ---------             --------

Investment and Other Transactions
    Fixed asset additions - net                                                   (570)                (334)
    Capitalized software                                                           (82)                (624)
    Net proceeds on divestiture of business                                          -                9,115
    Other - net                                                                      -                   79
                                                                             ---------             --------
Net cash provided by (used for) investment and other transactions                 (652)               8,236
                                                                             ---------             --------

Financing Activities
    Changes in short-term debt and notes payable                                     -                1,920
    Net (repayments of)/proceeds from DIP borrowings                             4,325                    -
    Net (repayments of)/proceeds from Revolving Credit Facility borrowings           -               (6,200)
    Repayment of Term Loans                                                          -               (3,100)
    Proceeds from/(repayments of) Acquisition Facility Line borrowings               -                 (336)
    Repayments of long-term debt                                                   (64)                 (87)
    Payment of  fees for amendment of Credit Facility                                -                 (133)
                                                                             ---------             --------
Net cash provided by (used for) financing activities                             4,261               (7,936)
                                                                             ---------             --------
Effect of Exchange Rate Changes on
    Cash and Cash Equivalents                                                       18                   (2)
                                                                             ---------             --------
Decrease in Cash and Cash Equivalents                                             (713)              (3,692)
Cash and Cash Equivalents
    Beginning of Period                                                          2,607                3,929
                                                                             ---------             --------
    End of Period                                                            $   1,894              $   237
                                                                             =========             ========

    The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.

                 (Debtors - in - Possession as of May 17, 2000)

             STATEMENTS OF PREFERRED STOCK AND SHAREHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED JANUARY 31, 2001

                                   (UNAUDITED)

                             (Dollars in Thousands)

                                 Preferred Stock
                              ------------------------------------------------------------------------------
                                    Series A              Series B               Series C
                              ---------------------- -------------------- -----------------------
                                Shares    Carrying     Shares   Carrying     Shares    Carrying
                              Outstanding  Value     Outstanding Value    Outstanding    Value       Total
                              ---------------------- -------------------- -----------------------  ---------

BALANCE AT OCTOBER 31, 2000      76,990    $76,273      6,455    $6,513      38,962     $39,323    $122,109

Net loss

Change in foreign currency
  translation

Preferred stock dividends         2,062      2,062        176       176       1,082       1,082       3,320

Amortization of preferred
  stock discount                               145                                                      145

                              ---------------------- -------------------- -----------------------  ---------
BALANCE AT JANUARY 31, 2001      79,052    $78,480      6,631    $6,689      40,044     $40,405    $125,574
                              ====================== ==================== =======================  =========



                                  Common Stock           Parent              Accumulated
                               -------------------     Investment/       Other                       Total
                                 Shares       Par      Additional    Comprehensive    Retained    Shareholders'
                               Outstanding   Value   Paid-in-Capital      Loss        Earnings        Equity
                               -------------------   --------------- -------------- ------------ --------------

BALANCE AT OCTOBER 31, 2000       14,519     $  -     $ (122,760)      $  (9,638)    $(184,390)    $ (316,788)

Net loss                                                                                (8,106)        (8,106)

Change in foreign currency
  translation                                                               (326)                        (326)

Preferred stock dividends                                                               (3,320)        (3,320)

Amortization of preferred
  stock discount                                                                          (145)          (145)

                                 -------     -----    ----------       ---------     ---------     ----------
BALANCE AT JANUARY 31, 2001       14,519     $  -     $ (122,760)      $  (9,964)    $(195,961)    $ (328,685)
                                 =======     =====    ==========       =========     =========     ==========


    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

              ASSETS

                                           January 31,           October 31,
                                              2001                   2000
                                         --------------        ---------------
                                           (Unaudited)
Current Assets
     Cash and cash equivalents              $  1,894               $  2,607
     Accounts receivable-net                  53,478                 57,795
     Inventories                              32,870                 31,813
     Other current assets                      3,554                  4,204
                                           ---------              ---------
                                              91,796                 96,419
                                           ---------              ---------



Property, Plant and Equipment
     Land and improvements                     3,348                  3,328
     Buildings                                22,164                 22,205
     Machinery and equipment                  42,219                 42,832
                                           ---------              ---------
                                              67,731                 68,365


     Less accumulated depreciation           (33,830)               (33,969)
                                           ---------              ---------
                                              33,901                 34,396
                                           ---------              ---------

Other Assets
     Goodwill                                 22,029                 22,164
     Debt financing costs                     13,703                 14,242
     Other                                     8,586                  8,950
                                           ---------              ---------
                                              44,318                 45,356
                                           ---------              ---------




                                           $ 170,015              $ 176,171
                                           =========              =========


           LIABILITIES AND SHAREHOLDER'S EQUITY

                                                             January 31,           October 31,
                                                                 2001                  2000
                                                           ---------------       --------------
                                                             (Unaudited)
   Liabilities Not Subject to Compromise
      Current Liabilities
          Short-term notes payable and current
          portion of long-term obligations (Note 8)           $     131            $     134
          Junior DIP Facility (Note 8)                           38,000               38,000
          DIP Facility (Note 8)                                   4,325                    -
          Bank overdrafts                                           546                1,233
          Trade accounts payable                                 12,669               16,453
          Employee compensation and benefits                      5,887                6,628
          Advance payments and progress billings                  8,317                7,542
          Accrued warranties                                      2,372                2,261
          Accrued interest                                          741                  682
          Income taxes payable                                    2,031                1,921
          Other current liabilities                              11,366                8,599
                                                              ---------            ---------
                                                                 86,385               83,453


      Other Long-Term Obligations                                   581                  614
      Other Long-Term Liabilities                                   235                  229
   Liabilities Subject to Compromise (Note 4)                   285,848              286,481

   Minority Interest                                                 77                   73

   Commitments and Contingencies (Note 9)
   Shareholders' Equity                                        (203,111)            (194,679)
                                                              ---------            ---------
                                                              $ 170,015            $ 176,171
                                                              =========            =========

    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession as of May 17, 2000)

            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                         For the Three Months
                                                           Ended January 31,
                                                     ---------------------------
                                                         2001            2000
                                                     ----------       ----------
    Revenues
         Equipment and Part Sales                    $  40,700        $ 52,165
         Service Sales                                  11,512          14,554
                                                     ---------        --------
         Net Sales                                      52,212          66,719

    Cost of Sales                                       39,917          50,872

    Selling, General and Administrative Expenses        14,233          16,860

    Reorganization Items                                 2,979               -
                                                     ---------        --------
    Operating Loss                                      (4,917)         (1,013)

    Gain on Sale of a Business                               -           6,380

    Loss on Disposal of Fixed Assets                      (128)              -

    Interest Expense - Net                              (2,961)         (7,750)
                                                     ---------        --------
    Loss Before Income Taxes and
         Minority Interest                              (8,006)         (2,383)

    Provision for Income Taxes                            (105)         (1,788)

    Minority Interest                                        5              16
                                                     ---------        --------
    Net Loss                                            (8,106)         (4,155)

    Foreign Currency Translation Adjustments              (326)            243
                                                     ---------        --------
    Comprehensive Loss                               $  (8,432)       $ (3,912)
                                                     =========        ========



    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                                     For the Three Months
                                                                                       Ended January 31,
                                                                                ------------------------------
                                                                                   2001                 2000
                                                                                ---------             --------
Operating Activities
    Net Loss                                                                    $  (8,106)            $ (4,155)
    Add (deduct) - items not affecting cash provided by
     operating activities:
       Depreciation and amortization                                                1,716                2,445
       Amortization of debt financing costs                                           604                  585
       Gain on sale of business                                                         -               (6,380)
       Loss on disposal of fixed assets                                               128                    -
       Other                                                                           (5)                 (16)
    Changes in working capital:
       Accounts receivable                                                          4,535                  805
       Inventories                                                                   (943)              (1,229)
       Other current assets                                                           207                 (574)
       Trade accounts payable and bank overdrafts                                  (5,193)              (6,587)
       Advance payments and progress billings                                         756                2,319
       Accrued interest                                                                59                5,524
       Other current liabilities                                                    1,902                3,273
                                                                                ---------             --------
Net cash used for operating activities, including reorganization items             (4,340)              (3,990)
                                                                                ---------             --------

Investment and Other Transactions
    Fixed asset additions - net                                                      (570)                (334)
    Capitalized software                                                              (82)                (624)
    Net proceeds on divestiture of business                                             -                9,115
    Other - net                                                                         -                   79
                                                                                ---------             --------
Net cash provided by (used for) investment and other transactions                    (652)               8,236
                                                                                ---------             --------

Financing Activities
    Changes in short-term debt and notes payable                                        -                1,920
    Net (repayments of)/proceeds from DIP borrowings                                4,325                    -
    Net (repayments of)/proceeds from Revolving Credit Facility borrowings              -               (6,200)
    Repayment of Term Loans                                                             -               (3,100)
    Proceeds from/(repayments of) Acquisition Facility Line borrowings                  -                 (336)
    Repayments of long-term debt                                                      (64)                 (87)
    Payment of  fees for amendment of Credit Facility                                   -                 (133)
                                                                                ---------             --------
Net cash provided by (used for) financing activities                                4,261               (7,936)
                                                                                ---------             --------
Effect of Exchange Rate Changes on
    Cash and Cash Equivalents                                                          18                   (2)
                                                                                ---------             --------
Decrease in Cash and Cash Equivalents                                                (713)              (3,692)
Cash and Cash Equivalents
    Beginning of Period                                                             2,607                3,929
                                                                                ---------             --------
    End of Period                                                                 $ 1,894              $   237
                                                                                =========              =======

    The accompanying notes are an integral part of the financial statements.

                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2001
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                            Common Stock              Parent       Accumulated
                                       ------------------------     Investment/       Other                         Total
                                         Shares        Par          Additional    Comprehensive    Retained     Shareholders'
                                       Outstanding    Value      Paid-in-Capital      Loss         Earnings         Equity
                                       ----------- ------------  --------------- --------------- ------------   -------------

BALANCE AT OCTOBER 31, 2000                   100  $         -      $ (34,292)    $   (9,638)   $  (150,749)   $   (194,679)

Net loss                                                                                             (8,106)         (8,106)

Change in foreign currency                                                              (326)                          (326)
     translation

                                       ----------- ------------  -------------- -------------- -------------- ---------------
BALANCE AT JANUARY 31, 2001                   100  $         -      $ (34,292)    $   (9,964)   $  (158,855)   $   (203,111)
                                       =========== ============  ============== ============== ============== ===============





    The accompanying notes are an integral part of the financial statements.

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.
                  (Debtors- in - Possession as of May 17, 2000)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

(Dollar amounts in thousands unless indicated)

Note 1 - Reorganization under Chapter 11

On May 17, 2000, MMH Holdings, Inc. ("Holdings"), Morris Material Handling, Inc. ("MMH") and their domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' Chapter 11 cases have been consolidated for the purpose of joint administration under case number 00-2027(SLR). The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. No trustee has been appointed. An official committee of unsecured creditors (the "Creditors' Committee") was appointed by the office of the United States Trustee on May 30, 2000. Pursuant to the Bankruptcy Code, actions to collect certain prepetition indebtedness of the Debtors and other obligations against the Debtors may not be enforced. These claims are reflected in the balance sheet as "liabilities subject to compromise". In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional claims may arise from such rejection, and from the determination by the court (or agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. However, the Debtors have not yet completed their review of all their prepetition executory contracts and leases for assumption or rejection. See also
Note 4, Liabilities Subject to Compromise, and Note 8, Indebtedness.

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

The Debtors will continue to incur significant costs associated with the reorganization. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect results while the Debtors operate under Chapter 11. See Note 3, Reorganization Items.

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

Note 2 - Basis of Presentation

General. These consolidated interim financial statements should be read in conjunction with the combined 2000 Annual Report on Form 10-K of Holdings and the Company. In the opinion of management, all adjustments, normal and recurring in nature, necessary for a fair presentation of results of operations and financial position have been included in the accompanying balance sheets and statements of operations. The results of operations for the three months ended January 31, 2001 are not, however, necessarily indicative of the results which may be expected for fiscal 2001.

All significant intercompany balances and transactions have been eliminated.

The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", on November 1, 2000. The adoption of this Statement had no effect on the Company's financial condition or results of operations.

Chapter 11 Filing. The accompanying consolidated interim financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect any adjustments that might result if the Debtors are unable to continue as a going concern. As a result of the Debtors' Chapter 11 filings, however, such matters are subject to significant uncertainty. Continuing on a going concern basis is dependent upon, among other things, the approval by the Debtors' creditors of an amended Joint Plan of Reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. The accompanying consolidated interim financial statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities, (ii) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority, (iii) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan of reorganization; or (iv) adjustments to the carrying value or classification of assets or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

The Company's consolidated interim financial statements have been presented in conformity with the AlCPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Debtors. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of May 17, 2000, the bankruptcy filing date, as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors are currently being investigated and either resolved by mutual consent or adjudicated. The final amounts of such claims are not presently determinable.

Note 3 - Reorganization Items

Reorganization expenses are comprised of items of income, expense, gain or loss that were realized or incurred by the Debtors as a result of their decision to reorganize under Chapter 11 of the Bankruptcy Code. During the three months ended January 31, 2001, reorganization expenses were as follows:

                                                    Three months
                                                        ended
                                                  January 31, 2001
                                                  ------------------

          Professional fees                            $2,379
          Accrued retention plan costs                    600
                                                       ------
                                                       $2,979
                                                       ======

Note 4 - Liabilities Subject to Compromise

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

On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings consisted of the following at January 31, 2001:

Trade accounts payable                                                                             $  9,100
Accrued interest expense, as of May 16, 2000                                                         12,591
Senior notes, at 9.5% due April 1, 2008                                                             200,000
Bank term loan (Term Loan A) at LIBOR  plus 3.5% (10.0625% at January 31, 2001) due
  in quarterly installments through March 2003                                                        8,938
Bank term loan (Term Loan B) at LIBOR  plus 3.5% (10.0625% at January 31, 2001) due
  in quarterly installments through March 2005                                                       18,461
Bank acquisition loan (in combined draws), at LIBOR plus 3.5% (10.0625% at January 31, 2001)
  due in eight quarterly installments beginning June 2003 through March 2005                          4,016
Acquisition term loan (Sponsor Loan), at Eurodollar plus 6.0% (12.5625% at January 31, 2001)
  due in eight quarterly installments beginning June 2003 through March 2005                          5,000
Bank revolving credit loan, at LIBOR plus 3.5% (10.0625% at January 31, 2001) due March 2003         18,174
Deferred payments for purchases of companies, due in annual installments through 2006                 1,805
Long-term capital leases with various expiration dates                                                   17
Industrial revenue bonds, at 6.2% due in annual installments through June 2007                          290
Income taxes payable                                                                                  2,035
Royalty fee and credit support fee payable to Harnischfeger Industries, Inc. ("HII")                  2,810
Other                                                                                                 2,611
                                                                                                   --------
                                                                                                   $285,848
                                                                                                   ========

Pursuant to SOP 90-7, certain of the amounts included above represent secured claims about which there is uncertainty as to whether the liability is undersecured, or will be impaired under a reorganization plan or plans.

As a result of the bankruptcy filings, principal and interest payments may not be made on prepetition debt without Bankruptcy Court approval or until a reorganization plan or plans defining the repayment terms have been confirmed. Interest due under the Prepetition Credit Facility (see Note 8) is being paid by the Debtors as "adequate protection" pursuant to an order of the Bankruptcy Court. The total interest on unsecured prepetition debt that was not paid or charged to earnings for the period from May 17, 2000 to January 31, 2001 was $14.1 million. Such interest is not being accrued since it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to unsecured claims.

Note 5 - Liquidity and Capital Resources

On May 17, 2000, Holdings, MMH and their domestic operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. See Note 1, Reorganization under Chapter 11. On May 18, 2000, the Bankruptcy Court entered an order approving $10.0 million in interim debtor-in-possession financing to the Debtors and authorizing the Debtors to utilize their collections in the operation of their business. This $10 million amount represented the initial portion under a commitment by the lenders to provide $35 million in financing (including a letter of credit facility) in connection with the Debtors' Chapter 11 cases. The complete $35 million facility (which was subsequently reduced by agreement of the parties to $25 million) was approved by the Bankruptcy Court on June 15, 2000 (see Note 8). This facility matures on the earlier of the initial maturity date of December 1, 2000, which was automatically extended to June 1, 2001, or upon confirmation of a plan of reorganization.

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

Note 6 - Acquisitions and Divestitures

Acquisitions- During the three month periods ended January 31, 2001 and 2000, the Company did not make any acquisitions. During the three months ended January 31, 2000, a payment of $100,000 was made toward a fiscal 1998 purchase which was partially financed by the seller.

Divestitures- On December 16, 1999, the Company completed the sale of the Company's brake manufacturing operation (the "Brake Business") located in Mississauga, Ontario, Canada, for a net sale price of $6.8 million after deduction of certain transaction-related items, including taxes. During the first quarter of fiscal year 2000, the Brake Business contributed $0.5 million in sales and no operating income to the Company's results.

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

Note 7 - Inventories

Inventories consisted of the following:


                                             January 31,        October 31,
                                                 2001              2000
                                             ------------------------------
     Raw material                            $   3,454         $     3,268
     Work-in-process                            11,855              11,592
     Finished parts                             23,920              23,312
                                             ------------------------------
                                                39,229              38,172
     Less excess of current cost over
     stated LIFO value                          (6,359)             (6,359)
                                             ------------------------------
                                             $  32,870         $    31,813
                                             ==============================


Note 8 - Indebtedness

On March 30, 1998 (the "Recapitalization Closing"), MMH issued $200 million aggregate principal amount of 9.5% senior notes due April 1, 2008 (the "Senior Notes"). Interest on the Senior Notes was payable semi-annually on each April 1 and October 1, commencing October 1, 1998. The Senior Notes are senior unsecured obligations and are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by substantially all of MMH's subsidiaries. See further discussion in Note 12.

At the Recapitalization Closing, MMH entered into a senior secured credit facility (the "Prepetition Credit Facility") which consisted of a $70 million revolving credit facility (the "Revolving Credit Facility"), a $30 million acquisition facility (the "Acquisition Facility"), a $20 million term loan ("Term Loan A") and a $35 million term loan ("Term Loan B"). Amounts outstanding under the Prepetition Credit Facility at May 17, 2000 are reflected as liabilities subject to compromise in the January 31, 2001 balance sheet (see
Note 4).

Following the Company's Chapter 11 filing, on June 15, 2000 the Bankruptcy Court approved a $35 million Debtor-in-Possession Facility ("DIP Facility") (which was subsequently reduced by agreement of the parties to $25 million) and authorized the Debtors to use their collections in the operations of their business. Pursuant to such facility, cash collected by the Company is used to repay the Term Loans, the Revolving Credit Facility Borrowings and the Acquisition Facility Line Borrowings on a pro-rata basis and these amounts are re-loaned to the Company under a Junior DIP Facility up to $38 million. The DIP and Junior DIP Facilities contain a number of covenants that, among other things, limit the Debtors' ability to create or assume liens, consolidate or merge with other entities, create, incur, or assume additional indebtedness, dispose of certain assets and make capital expenditures. The DIP and Junior DIP Facilities also require the Debtors to comply with certain financial ratios and borrowing condition tests based on monthly measurements of the latest twelve months results of operations. The first measurement date was December 31, 2000. The Company did not meet certain of the financial covenants under the DIP Facility at December 31, 2000. The Company obtained a waiver of such financial covenants through March 30, 2001. The waiver permits the Company to continue to borrow under the DIP Facility to meet its working capital requirements. On March 30, 2001, the Company entered into an amendment to the DIP Facility which cured past financial covenant violations and reset financial covenants beginning April 30, 2001. The Junior DIP Facility is junior to the DIP Facility. At January 31, 2001, $38.0 million in borrowings are outstanding under the Junior DIP Facility and $4.3 million in borrowings are outstanding under the DIP Facility. Both are classified as current obligations in the January 31, 2001 balance sheet.

The DIP and Junior DIP Facilities benefit from superpriority administrative claim status and senior and junior liens as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured prepetition claims and all other administrative expenses incurred in the Chapter 11 case. Borrowings under the DIP Facility are priced at the Alternate Base Rate of the Post-Petition Agent under the DIP Facility plus 1.5% or, at the Debtors' option, LIBOR plus 3 1/2%. Borrowings under the Junior DIP Facility are priced at the Alternate Base Rate of the Post-Petition Agent under the DIP Facility plus 2.0% or, at the Debtors' option, LIBOR plus 3 1/2%. The DIP and Junior DIP Facilities mature on the earlier of the initial maturity date of December 1, 2000, which date was automatically extended to June 1, 2001, or upon confirmation of a plan of reorganization.

The principal sources of liquidity for the Company's operating requirements have been cash flows from operations and borrowings under the DIP Facility and Junior DIP Facility. While the Company expects that such sources will provide sufficient working capital to operate its businesses, there can be no assurances that such sources will prove to be sufficient.

Note 9 - Commitments and Contingencies

Contingent liabilities as of the Chapter 11 filing date are subject to compromise. At January 31, 2001, the Company was contingently liable to banks, financial institutions and others for approximately $13.8 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $13.8 million, approximately $8.0 million was issued at the request of Debtor entities prior to the bankruptcy filing. Included in the $13.8 million outstanding as of January 31, 2001 were $2.4 million issued under the DIP Facility.

The Debtors have not completed their review of prepetition executory contracts to determine whether to assume or reject such contracts. Rejection of executory contracts could result in additional prepetition claims against Debtors. Accordingly, it is not possible to estimate the amount of additional prepetition claims that could arise out of the rejection of executory contracts.

To secure the performance of sales contracts related to MMH operations, MMH was contingently liable to financial institutions and others for the following at January 31, 2001: (i) $7.5 million of outstanding letters of credit and surety bonds under the Prepetition Credit Facility and the DIP Facility, (ii) $3.3 million under a surety arrangement for outstanding surety bonds and (iii) $3.0 million of surety bonds with other institutions. Prior to the Recapitalization Closing, HII and its affiliates ("HII Group") provided credit support for the MHE Business. As part of the Recapitalization (see Note 12), HII agreed to maintain in place credit support (including letters of credit and surety bonds) in existence at the Recapitalization Closing and the Company agreed to reimburse HII for any payments made by the HII Group with respect to such credit support. At January 31, 2001, approximately $2.0 million of HII Group letters of credit and surety bonds remained outstanding.

As of the Recapitalization Closing, Harnischfeger Corporation ("HarnCo") retained certain income and other tax liabilities relating to the MHE Business, all environmental liabilities relating to previously shared facilities, any liabilities for which HarnCo or its affiliates have been named as potentially responsible parties with respect to Superfund sites, and any liabilities arising in connection with claims alleging exposure to asbestos (to the extent there is insurance coverage therefor) in connection with the MHE Business prior to the Recapitalization Closing. Additionally, HarnCo retained all liability for medical and disability benefit claims for current United States employees made prior to the Recapitalization Closing and all claims with respect to any of the HII benefit plans for former United States employees.

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

On October 28, 1996, a strong windstorm caused significant damage to the Belview container-handling terminal at the Port of Waterford in Ireland. One container-handling crane sold by the Company's United Kingdom subsidiary was destroyed and another was seriously damaged. The two cranes were sold to the Waterford Harbour Commissioners in 1992 and commissioned for use in 1993. On October 19, 1998, the Waterford Harbour Commissioners wrote to the Company and provided a notice of arbitration, asserting breach of contract, negligence and breach of duty against the Company's United Kingdom subsidiary in connection with the destroyed and damaged cranes. The Waterford Harbour Commissioners claimed direct damages of IR(pound)8.5 million ($10.0 million based on exchange rates at January 31, 2001) and consequential damages of IR(pound)4.9 million ($5.7 million based on exchange rates at January 31, 2001. The port operator, Bell Lines, Limited, filed a similar claim against the Company's United Kingdom subsidiary in October 1999, asserting unspecified damages. Management intends to vigorously defend both matters. The Company's insurance carriers have agreed to provide defense coverage for the accident and limited indemnification if the Company is unsuccessful in defending the claims. The Company and its United Kingdom subsidiary have initiated litigation in the Milwaukee County Circuit Court against Ace American Insurance Company, AON Risk Services, Inc. of Illinois, and National Union Fire Insurance Company of Pittsburgh, Pennsylvania, seeking additional insurance coverage for indemnification obligations. While the Company believes that it will obtain a favorable resolution (either by successfully defending the claim or by obtaining insurance coverage thereon), no assurances can be made as to the final outcome of the claims. If the Company's United Kingdom subsidiary is found liable for the claims and is unable to obtain insurance coverage therefore, there could be a material adverse effect on the Company's operations and financial performance. Based upon the current status of this matter, no related liability has been accrued at January 31, 2001.

During fiscal year 2000, an environmental assessment was conducted at the Company's Loughborough, England facility which included soil and groundwater testing throughout the property. Results of this study warranted notification to the Environmental Agency in West Bridgeford, Nottingham. It appears that certain "hot spots" of hydrocarbon contamination on the property will require soil removal and remediation for which costs may be material. Also, based on the test results, there are other portions of the property which, if developed, may require soil removal and remediation relative to heavy metals which costs may also be material. The sale of this property was completed March 30, 2001, thus the Company has no further liability for environmental remediation related to this property.

In connection with the sale of substantially all assets of the Company's United Kingdom Group in March 2001, (see also Note 14, Subsequent Events) the Company's U.K. operating subsidiaries were placed in administrative receivership as a result of their inability to satisfy claims made by creditors pursuant to guarantees made by such subsidiaries under the Prepetition Credit Facility. It is not yet certain as to the impact this will have on the litigation discussed above; however, these subsidiaries will not have sufficient assets to settle all third party liabilities.

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

Note 10 - Segment Information

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

The Engineered Products and Automation - Europe segment focuses on the manufacture of highly engineered ship-to-shore and gantry cranes for use in container handling and automated warehouse units at the Company's facility located in Loughborough,

England, and provides software support for the automated warehouse units installed at customer locations. The Company sold the Automation business of this segment on March 6, 2001. See also Note 14, Subsequent Events.

The Equipment and Aftermarket - Europe segment consists of standard crane and hoist manufacturing in the Loughborough, England facility as well as the network of Company-owned distribution centers in key industrial markets in the United Kingdom. The Equipment and Aftermarket - Europe segment provides services for the Engineered Products and Automation segment at prices consistent with those charged to external customers. In addition, this segment distributes hoists through Distribution and Service - North America and Equipment and Aftermarket - Asia Pacific and South Africa at prices consistent with those charged to external customers. The Company sold substantially all of the assets of this segment on March 6, 2001. See also Note 14, Subsequent Events.

The Equipment and Aftermarket - Asia Pacific and South Africa segments operate in a manner similar to the Distribution and Service North America segment. The Asia Pacific segment includes operations in Australia, Singapore, Thailand and Saudi Arabia. The operations in Singapore and Thailand were sold on March 6, 2001. See also Note 14, Subsequent Events.

Within North America, certain centrally incurred costs such as insurance costs and computer charges are allocated to operating segments based upon various methods of allocation. In the United Kingdom, utilities, property taxes and insurance costs are allocated to the segments based upon varying allocation methods. Domestically, costs related to centralized accounting, marketing, human resources, and IT functions are not allocated. Internationally, these costs, as well as amortization of goodwill, are allocated amongst individual segments in the three months ended January 31, 2001 and 2000.

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                               Operating Segments
                   For the Three Months Ended January 31, 2001


                                             ----------------------------------------------------------
                                                                      SALES
                                             ----------------------------------------------------------     ---------------------
                                                External           Intercompany             Total             Operating Income
                                                                                                                   (Loss)
                                             ---------------      ----------------     ----------------     ---------------------

        Equipment & Aftermarket - Americas        $   2,019             $  11,807            $  13,826              $     (1,733)
    Distribution & Service - North America           37,239                   158               37,397                     2,387
                      Eliminations & Other                -               (11,965)             (11,965)                       78
                                             ---------------      ----------------     ----------------     ---------------------
                            Total Americas           39,258                     -               39,258                       732

 Engineered Products & Automation - Europe            1,740                     -                1,740                       128
          Equipment & Aftermarket - Europe            7,457                 1,469                8,926                      (445)
                      Eliminations & Other                -                  (218)                (218)                        -
                                             ---------------      ----------------     ----------------     ---------------------
                              Total Europe            9,197                 1,251               10,448                      (317)
    Equipment & Aftermarket - South Africa            1,911                     -                1,911                        31
    Equipment & Aftermarket - Asia Pacific            1,846                     -                1,846                      (218)
                      Eliminations & Other                -                  (279)                (279)                        -
                                             ---------------      ----------------     ----------------     ---------------------
                       Total International           12,954                   972               13,926                      (504)
                                             ---------------      ----------------     ----------------     ---------------------
                Corporate and Eliminations                -                  (972)                (972)                   (5,145)
                                             ---------------      ----------------     ----------------     ---------------------

                              Consolidated        $  52,212               $     -            $  52,212              $     (4,917)
                                             ===============      ================     ================     =====================

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                               Operating Segments
                   For the Three Months Ended January 31, 2000


                                               ----------------------------------------------
                                                                    SALES
                                               ----------------------------------------------    ----------------
                                                 External       Intercompany         Total       Operating Income
                                                                                                      (Loss)
                                               ------------     ------------      -----------    ----------------

        Equipment & Aftermarket - Americas     $    11,196       $   10,508       $   21,704       $      1,000
           Equipment & Aftermarket - Other             423              111              534                 (4)
                                               ------------      -----------      -----------     --------------
             Total Equipment & Aftermarket          11,619           10,619           22,238                996
    Distribution & Service - North America          40,424              157           40,581              1,883
                      Eliminations & Other               0          (10,776)         (10,776)              (117)
                                               ------------      -----------      -----------     --------------
                            Total Americas          52,043                0           52,043              2,762
                                               ------------      -----------      -----------     --------------

 Engineered Products & Automation - Europe           2,070               17            2,087                177
          Equipment & Aftermarket - Europe           6,937            1,288            8,225               (787)
                      Eliminations & Other               -             (206)            (206)              (197)
                                               ------------      -----------      -----------     --------------
                              Total Europe           9,007            1,099           10,106               (807)
    Equipment & Aftermarket - South Africa           2,243                0            2,243                (91)
    Equipment & Aftermarket - Asia Pacific           3,426                0            3,426               (336)
                      Eliminations & Other               0             (191)            (191)              (471)
                                               ------------      -----------      -----------     --------------
                       Total International          14,676              908           15,584             (1,705)
                                               ------------      -----------      -----------     --------------
                Corporate and Eliminations               0             (908)            (908)            (2,070)
                                               ------------      -----------      -----------     --------------

                              Consolidated     $    66,719       $        -       $   66,719      $      (1,013)
                                               ============      ===========      ===========     ==============

Note 11 - Workforce Reductions

During the third and fourth quarters of fiscal 2000 the Company had incurred employee termination costs to reduce employee staffing levels associated with restructuring the Company's United Kingdom and United States manufacturing operations. In fiscal 2000, approximately 84 hourly and salary positions were eliminated at a cost of $1.8 million. Termination benefits paid and charged against the liability as of October 31, 2000, were $1.4 million.

In an effort to further reduce costs and streamline its production base, the Company announced additional terminations of approximately 26 hourly and salary positions at its United Kingdom and United States operations during the first quarter of fiscal 2001. Termination benefits accrued and charged to expense in the first quarter totaled $0.7 million. Total termination benefits paid and charged against these liabilities as of January 31, 2001 were $0.7 million. The remaining severance benefits are anticipated to be paid primarily during the fiscal year. Severance costs included severance pay, outplacement services and insurance coverage.

Note 12 - Supplemental Condensed Financial Information

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

                               MMH HOLDINGS, INC.
                   (Debtors-in-Possession as of May 17, 2000)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 31, 2001
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                  Non-                                           Consolidated
                                                Guarantor       Guarantor     Morris Material                   Morris Material
                                               Subsidiaries    Subsidiaries    Handling, Inc.   Eliminations     Handling, Inc.
                                               ------------    ------------    --------------   ------------     --------------
ASSETS
Current Assets
     Cash and cash equivalents                     $  1,559           335        $       -      $       -           $   1,894
     Accounts receivable - net                       51,098         2,380                -              -              53,478
     Intercompany accounts receivable                23,760           180           29,789        (53,729)                  -
     Inventories                                     31,433         1,437                -              -              32,870
     Other current assets                             3,201           303               50              -               3,554
                                                   --------       -------        ---------      ---------           ---------
                                                    111,051         4,635           29,839        (53,729)             91,796
                                                   --------       -------        ---------      ---------           ---------
Property, Plant and Equipment - net                  31,742         2,159                -              -              33,901
                                                   --------       -------        ---------      ---------           ---------
Other Assets
     Goodwill                                        22,029             -                -              -              22,029
     Debt financing costs                                 -             -           13,703              -              13,703
     Noncurrent intercompany receivable               3,059             -           74,267        (77,326)                  -
     Investment in affiliates                        (2,811)            -           15,850        (13,039)                  -
     Other                                            8,053             -              533              -               8,586
                                                   --------       -------        ---------      ---------           ---------
                                                     30,330             -          104,353        (90,365)             44,318
                                                   --------       -------        ---------      ---------           ---------
                                                   $173,123       $ 6,794        $ 134,192      $(144,094)          $ 170,015
                                                   ========       =======        =========      =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities Not Subject to Compromise
     Current Liabilities
       Current portion of long-term obligations    $     89       $    42        $       -      $       -           $     131
       Junior DIP Facility                                -             -           38,000              -              38,000
       DIP Facility                                       -             -            4,325              -               4,325
       Bank overdrafts                                  546             -                -              -                 546
       Trade accounts payable                        11,652         1,017                -              -              12,669
       Intercompany accounts payable                 29,969         2,813           20,947        (53,729)                  -
       Advance payments and progress billings         8,317             -                -              -               8,317
       Accrued interest                                  69             -              672              -                 741
       Other current liabilities                     16,838         2,081            2,737              -              21,656
                                                   --------       -------        ---------      ---------           ---------
                                                     67,480         5,953           66,681        (53,729)             86,385
                                                   --------       -------        ---------      ---------           ---------

     Other Long-Term Debt                                65           516                -              -                 581
     Noncurrent Intercompany Payable                 74,267         3,059                -        (77,326)                  -
     Other Long Term Liabilities                         39             -              196              -                 235
                                                   --------       -------        ---------      ---------           ---------
                                                    141,851         9,528           66,877       (131,055)             87,201
Liabilities Subject to Compromise                    15,422             -          270,426              -             285,848
Minority Interest                                         -             -                -             77                  77
Mandatorily Redeemable Preferred Stock                    -             -                -              -                   -
Shareholders' Equity                                 15,850       (2,734)         (203,111)       (13,116)           (203,111)
                                                   --------       -------        ---------      ---------           ---------
                                                   $173,123       $ 6,794        $ 134,192      $(144,094)          $ 170,015
                                                   ========       =======        =========      =========           =========


                                                                                    Consolidated
                                                         MMH                             MMH
                                                    Holdings, Inc.   Eliminations   Holdings, Inc.
                                                    --------------   ------------   --------------
ASSETS
Current Assets
     Cash and cash equivalents                        $       -       $       -         $   1,894
     Accounts receivable - net                                -               -            53,478
     Intercompany accounts receivable                         -               -                 -
     Inventories                                              -               -            32,870
     Other current assets                                     -               -             3,554
                                                      ---------       ---------         ---------
                                                              -               -            91,796
                                                      ---------       ---------         ---------
Property, Plant and Equipment - net                           -               -            33,901
                                                      ---------       ---------         ---------
Other Assets
     Goodwill                                                 -               -            22,029
     Debt financing costs                                     -               -            13,703
     Noncurrent intercompany receivable                       -               -                 -
     Investment in affiliates                          (203,111)        203,111                 -
     Other                                                    -               -             8,586
                                                      ---------       ---------         ---------
                                                       (203,111)        203,111            44,318
                                                      ---------       ---------         ---------
                                                      $(203,111)      $ 203,111         $ 170,015
                                                      =========       =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities Not Subject to Compromise
     Current Liabilities
       Current portion of long-term obligations       $       -       $       -         $     131
       Junior DIP Facility                                    -               -            38,000
       DIP Facility                                           -               -             4,325
       Bank overdrafts                                        -               -               546
       Trade accounts payable                                 -               -            12,669
       Intercompany accounts payable                          -               -                 -
       Advance payments and progress billings                 -               -             8,317
       Accrued interest                                       -               -               741
       Other current liabilities                              -               -            21,656
                                                      ---------       ---------         ---------
                                                              -               -            86,385
                                                      ---------       ---------         ---------

     Other Long-Term Debt                                     -               -               581
     Noncurrent Intercompany Payable                          -               -                 -
     Other Long Term Liabilities                              -               -               235
                                                      ---------       ---------         ---------
                                                              -               -            87,201
Liabilities Subject to Compromise                             -               -           285,848
Minority Interest                                             -               -                77
Mandatorily Redeemable Preferred Stock                  125,574               -           125,574
Shareholders' Equity                                   (328,685)        203,111          (328,685)
                                                      ---------       ---------         ---------
                                                      $(203,111)      $ 203,111         $ 170,015
                                                      =========       =========         =========


                               MMH HOLDINGS, INC.
                   (Debtors-in-Possession as of May 17, 2000)
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 31, 2000
                             (Dollars in Thousands)

                                                                    Non-                                             Consolidated
                                                  Guarantor       Guarantor     Morris Material                    Morris Material
                                                 Subsidiaries   Subsidiaries     Handling, Inc.    Eliminations     Handling, Inc.
                                                 ------------   ------------     --------------    ------------     --------------
ASSETS
Current Assets
    Cash and cash equivalents                     $   1,141      $    241           $   1,225       $       -         $   2,607
    Accounts receivable - net                        55,626         2,169                   -               -            57,795
    Intercompany accounts receivable                 27,190           222              26,273         (53,685)                -
    Inventories                                      30,301         1,512                   -               -            31,813
    Other current assets                              4,010           144                  50               -             4,204
                                                  ---------      --------           ---------       ---------         ---------
                                                    118,268         4,288              27,548         (53,685)           96,419
                                                  ---------      --------           ---------       ---------         ---------
Property, Plant and Equipment - net                  32,165         2,231                   -               -            34,396
                                                  ---------      --------           ---------       ---------         ---------

Other Assets
    Goodwill                                         22,164             -                   -               -            22,164
    Debt financing costs                                  -             -              14,242               -            14,242
    Noncurrent intercompany receivable                4,496             -              73,484         (77,980)                -
    Investment in affiliates                         (5,177)            -              24,634         (19,457)                -
    Other                                             8,351             -                 599               -             8,950
                                                  ---------      --------           ---------       ---------         ---------
                                                     29,834             -             112,959         (97,437)           45,356
                                                  ---------      --------           ---------       ---------         ---------
                                                  $ 180,267      $  6,519           $ 140,507       $(151,122)        $ 176,171
                                                  =========      ========           =========       =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities Not Subject to Compromise
    Current Liabilities
      Current portion of long-term obligations    $      92      $     42           $       -       $       -         $     134
      Junior DIP Facility                                 -             -              38,000               -            38,000
      Bank overdrafts                                   489           744                   -               -             1,233
      Trade accounts payable                         15,436         1,017                   -               -            16,453
      Intercompany accounts payable                  26,495         3,675              23,515        (53,685)                 -
      Advance payments and progress billings          7,542             -                   -               -             7,542
      Accrued interest                                 (17)             -                 699               -               682
      Other current liabilities                      15,915         1,126               2,368               -            19,409
                                                  ---------      --------           ---------       ---------         ---------
                                                     65,952         6,604              64,582        (53,685)            83,453
                                                  ---------      --------           ---------       ---------         ---------
    Other Long-Term Debt                                 91           523                   -               -               614
    Noncurrent Intercompany Payable                  73,484         4,496                   -        (77,980)                 -
    Other Long Term Liabilities                          35             -                 194               -               229
                                                  ---------      --------           ---------       ---------         ---------
                                                    139,562        11,623              64,776       (131,665)            84,296
Liabilities Subject to Compromise                    16,071             -             270,410               -           286,481
Minority Interest                                         -             -                   -              73                73
Mandatorily Redeemable Preferred Stock                    -             -                   -               -                 -
Shareholders' Equity                                 24,634        (5,104)           (194,679)        (19,530)         (194,679)
                                                  ---------      --------           ---------       ---------         ---------
                                                  $ 180,267      $  6,519           $ 140,507       $(151,122)        $ 176,171
                                                  =========      ========           =========       =========         =========


                                                                                      Consolidated
                                                         MMH                               MMH
                                                    Holdings, Inc.    Eliminations    Holdings, Inc.
                                                    --------------    ------------    --------------
ASSETS
Current Assets
    Cash and cash equivalents                        $       -        $       -         $   2,607
    Accounts receivable - net                                -                -            57,795
    Intercompany accounts receivable                         -                -                 -
    Inventories                                              -                -            31,813
    Other current assets                                     -                -             4,204
                                                     ---------        ---------         ---------
                                                             -                -            96,419
                                                     ---------        ---------         ---------
Property, Plant and Equipment - net                          -                -            34,396
                                                     ---------        ---------         ---------

Other Assets
    Goodwill                                                 -                -            22,164
    Debt financing costs                                     -                -            14,242
    Noncurrent intercompany receivable                       -                -                 -
    Investment in affiliates                          (194,679)         194,679                 -
    Other                                                    -               -             8,950
                                                     ---------        ---------         ---------
                                                      (194,679)         194,679            45,356
                                                     ---------        ---------         ---------
                                                     $(194,679)       $ 194,679         $ 176,171
                                                     =========        =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities Not Subject to Compromise
    Current Liabilities
      Current portion of long-term obligations      $        -        $       -         $     134
      Junior DIP Facility                                    -                -            38,000
      Bank overdrafts                                        -                -             1,233
      Trade accounts payable                                 -                -            16,453
      Intercompany accounts payable                          -                -                 -
      Advance payments and progress billings                 -                -             7,542
      Accrued interest                                       -                -               682
      Other current liabilities                              -                -            19,409
                                                     ---------        ---------         ---------
                                                             -                -            83,453
                                                     ---------        ---------         ---------
    Other Long-Term Debt                                     -                -               614
    Noncurrent Intercompany Payable                          -                -                 -
    Other Long Term Liabilities                              -                -               229
                                                     ---------        ---------         ---------
                                                             -                -            84,296
Liabilities Subject to Compromise                            -                -           286,481
Minority Interest                                            -                -                73
Mandatorily Redeemable Preferred Stock                 122,109                -           122,109
Shareholders' Equity                                  (316,788)         194,679          (316,788)
                                                     ---------        ---------         ---------
                                                     $(194,679)       $ 194,679         $ 176,171
                                                     =========        =========         =========

                               MMH HOLDINGS, INC.
                   (Debtors-in-Possession as of May 17, 2000)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                          FOR THE THREE MONTHS ENDED JANUARY 31, 2001
                                                      -----------------------------------------------------------------------------
                                                                        Non-                                          Consolidated
                                                       Guarantor     Guarantor     Morris Material                  Morris Material
                                                      Subsidiaries  Subsidiaries    Handling, Inc.   Eliminations   Handling, Inc.
                                                      ------------  ------------    --------------   ------------   ---------------
Revenues
   Net Sales                                            $ 49,760       $ 2,650         $     -          $  (198)       $ 52,212
Cost of Sales                                             38,222         1,893               -             (198)         39,917
Selling, General
 and Administrative expenses                              13,112           749             372                -          14,233
Reorganization Items                                       2,979             -               -                -           2,979
                                                        --------       -------         -------          -------        --------
Operating Income (Loss)                                   (4,553)            8            (372)               -          (4,917)
Gain on sale of business                                       -             -               -                -               -
Loss on disposal of fixed assets                            (128)            -               -                -            (128)
Interest Income (Expense) - Net
   Affiliates                                             (2,481)          (20)          2,501                -               -
   Third party                                               164           (68)         (3,057)               -          (2,961)
                                                        --------       -------         -------          -------        --------

Income (Loss) Before Income Taxes, Equity in Earnings
 (Loss) of Subsidiaries and Minority Interest             (6,998)          (80)           (928)               -          (8,006)
Benefit (Provision) for Income Taxes                         (96)            -              (9)               -            (105)
Equity in Earnings (Loss) of Subsidiaries                    (75)            -          (7,169)           7,244               -
Minority Interest                                              -             -               -                5               5
                                                        --------       -------         -------          -------        --------
Net Income (Loss)                                       $ (7,169)      $   (80)        $(8,106)         $ 7,249        $ (8,106)
                                                        ========       =======         =======          =======        ========


                                                         FOR THE THREE MONTHS ENDED JANUARY 31, 2001
                                                        ---------------------------------------------
                                                                                       Consolidated
                                                             MMH                            MMH
                                                        Holdings, Inc.  Eliminations   Holdings, Inc.
                                                        --------------  ------------   --------------
Revenues
   Net Sales                                               $     -         $     -        $ 52,212
Cost of Sales                                                    -               -          39,917
Selling, General
 and Administrative expenses                                     -               -          14,233
Reorganization Items                                             -               -           2,979
                                                           -------         -------        --------
Operating Income (Loss)                                          -               -          (4,917)
Gain on sale of business                                         -               -               -
Loss on disposal of fixed assets                                                              (128)
Interest Income (Expense) - Net
   Affiliates                                                    -               -               -
   Third party                                                   -               -          (2,961)
                                                           -------         -------        --------

Income (Loss) Before Income Taxes, Equity in Earnings
 (Loss) of Subsidiaries and Minority Interest                    -               -          (8,006)
Benefit (Provision) for Income Taxes                             -               -            (105)
Equity in Earnings (Loss) of Subsidiaries                   (8,106)          8,106               -
Minority Interest                                                -               -               5
                                                           -------         -------        --------
Net Income (Loss)                                          $(8,106)        $ 8,106        $ (8,106)
                                                           =======         =======        ========


                               MMH HOLDINGS, INC.
                   (Debtors-in-Possession as of May 17, 2000)
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                      FOR THE THREE MONTHS ENDED JANUARY 31, 2000
                                                  -------------------------------------------------------------------------------
                                                                      Non-                                          Consolidated
                                                   Guarantor       Guarantor     Morris Material                  Morris Material
                                                  Subsidiaries    Subsidiaries    Handling, Inc.   Eliminations   Handling, Inc.
                                                  ------------    ------------    --------------   ------------   ---------------
Revenues
      Net Sales                                     $ 63,854        $ 3,057           $     -          $  (192)      $ 66,719
Cost of Sales                                         48,840          2,224                 -             (192)        50,872
Selling, General and
  Administrative expenses                             15,158            905               797                -         16,860
                                                    --------        -------           -------          -------       --------
Operating Income (Loss)                                 (144)           (72)             (797)               -         (1,013)
Gain on Sale of Business                                   -              -             6,380                -          6,380
Interest (Expense) Income - net
      Affiliates                                      (1,635)           (90)            1,725                -              -
      Third party                                        (62)            74)           (7,614)               -         (7,750)
                                                    --------        -------           -------          -------       --------
Loss Before Income Taxes, Equity in Earnings
 (Loss) of Subsidiaries and Minority                  (1,841)          (236)             (306)               -         (2,383)
Provision for Income Taxes                              (305)           (83)           (1,400)               -         (1,788)
Equity in Earnings (Loss) of Subsidiaries               (303)             -            (2,449)           2,752              -
Minority Interest                                          -              -                 -               16             16
                                                    --------        -------           -------          -------       --------
Net Income (Loss)                                   $ (2,449)       $  (319)          $(4,155)         $ 2,768       $ (4,155)
                                                    ========        =======           =======          =======       ========



                                                      FOR THE THREE MONTHS ENDED JANUARY 31, 2000
                                                     ---------------------------------------------
                                                                                    Consolidated
                                                          MMH                            MMH
                                                     Holdings, Inc.  Eliminations   Holdings, Inc.
                                                     --------------  ------------   --------------
Revenues
      Net Sales                                          $     -        $     -        $ 66,719
Cost of Sales                                                  -              -          50,872
Selling, General and
  Administrative expenses                                      -              -          16,860
                                                         -------        -------        --------
Operating Income (Loss)                                        -              -          (1,013)
Gain on Sale of Business                                       -              -           6,380
Interest (Expense) Income - net
      Affiliates                                               -              -               -
      Third party                                              -              -          (7,750)
                                                         -------        -------        --------
Loss Before Income Taxes, Equity in Earnings
 (Loss) of Subsidiaries and Minority                           -              -          (2,383)
Provision for Income Taxes                                     -              -          (1,788)
Equity in Earnings (Loss) of Subsidiaries                 (4,155)         4,155               -
Minority Interest                                              -                             16
                                                         -------        -------        --------
Net Income (Loss)                                        $(4,155)       $ 4,155        $ (4,155)
                                                         =======        =======        ========


                               MMH HOLDINGS, INC.
                   (Debtors-in-Possession as of May 17, 2000)
            SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2001
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                                         Non-                                         Consolidated
                                                        Guarantor     Guarantor    Morris Material                  Morris Material
                                                       Subsidiaries  Subsidiaries   Handling, Inc.   Eliminations   Handling, Inc.
                                                       ------------  ------------   --------------   ------------   ---------------
Operating Activities
   Net loss                                              $(7,169)        $ (80)        $(8,106)        $ 7,249          $(8,106)
   Add (deduct) - items not affecting cash provided by
     operating activities:
   Depreciation and amortization                           1,653            63               -               -            1,716
   Amortization of debt financing costs                        -             -             604               -              604
   Equity in loss of subsidiaries                             75             -           7,169          (7,244)               -
   Loss on disposal of fixed assets                          128             -               -               -              128
   Other                                                       -             -               -              (5)              (5)
   Changes in working capital:
   Accounts receivable                                     4,746          (211)              -               -            4,535
   Inventories                                              (992)           49               -               -             (943)
   Other current assets                                      336          (129)              -               -              207
   Trade accounts payable and bank overdrafts             (4,625)         (568)              -               -           (5,193)
   Accrued interest                                           70             -             (11)              -               59
   Other current liabilities                               1,497           792             369               -            2,658
                                                         -------         -----          -------        -------          -------
   Net cash provided by (used for) operating
     activities                                           (4,281)          (84)              25              -           (4,340)
                                                         -------         -----          -------        -------          -------

Investment and Other Transactions
   Fixed asset additions - net                              (570)            -                -              -             (570)
   Capitalized software                                      (82)            -                -              -              (82)
   Other - net                                                49             -              (49)             -                -
                                                         -------         -----          -------        -------          -------
   Net cash used for investment and other transactions      (603)            -              (49)             -             (652)
                                                         -------         -----          -------        -------          -------

Financing Activities
   Net (repayment of)/proceeds from DIP Facility
     borrowings                                                -             -            4,325              -            4,325
   Distribution from parent                                5,367           159           (5,526)             -                -
   Repayments of long-term debt                              (56)           (8)               -              -              (64)
                                                         -------         -----          -------        -------          -------
   Net cash provided by (used for) financing
     activities                                            5,311           151           (1,201)             -            4,261
                                                         -------         -----          -------        -------          -------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents                                                 (9)           27                -              -               18
                                                         -------         -----          -------        -------          -------
Increase (Decrease) in Cash and Cash Equivalents             418            94           (1,225)             -             (713)
Cash and Cash Equivalents
   Beginning of Period                                     1,141           241            1,225              -            2,607
                                                         -------         -----          -------        -------          -------
   End of Period                                         $ 1,559         $ 335          $     -        $     -          $ 1,894
                                                         =======         =====          =======        =======          =======


                                                                                          Consolidated
                                                                MMH                            MMH
                                                           Holdings, Inc.  Eliminations   Holdings, Inc.
                                                           --------------  ------------   --------------
Operating Activities
   Net loss                                                   $(8,106)        $ 8,106         $(8,106)
   Add (deduct) - items not affecting cash provided by
     operating activities:
   Depreciation and amortization                                    -               -           1,716
   Amortization of debt financing costs                             -               -             604
   Equity in loss of subsidiaries                               8,106          (8,106)              -
   Loss on disposal of fixed assets                                 -               -             128
   Other                                                            -               -              (5)
   Changes in working capital:
   Accounts receivable                                              -               -           4,535
   Inventories                                                      -               -            (943)
   Other current assets                                             -               -             207
   Trade accounts payable and bank overdrafts                       -               -          (5,193)
   Accrued interest                                                 -               -              59
   Other current liabilities                                        -               -           2,658
                                                              -------         -------         -------
   Net cash provided by (used for) operating
     activities                                                     -               -          (4,340)
                                                              -------         -------         -------


Investment and Other Transactions
   Fixed asset additions - net                                      -               -            (570)
   Capitalized software                                             -               -             (82)
   Other - net                                                      -               -               -
                                                              -------         -------         -------
   Net cash used for investment and other transactions              -               -            (652)
                                                              -------         -------         -------

Financing Activities
   Net (repayment of)/proceeds from DIP Facility
     borrowings                                                     -               -           4,325
   Distribution from parent                                         -               -               -
   Repayments of long-term debt                                     -               -             (64)
                                                              -------         -------         -------
   Net cash provided by (used for) financing
     activities                                                     -               -           4,261
                                                              -------         -------         -------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents                                                       -               -              18
                                                              -------         -------         -------
Increase (Decrease) in Cash and Cash Equivalents                    -               -            (713)
Cash and Cash Equivalents
   Beginning of Period                                              -               -           2,607
                                                              -------         -------         -------
   End of Period                                              $     -         $     -         $ 1,894
                                                              =======         =======         =======

                               MMH HOLDINGS, INC.
                   (Debtors-in-Possession as of May 17, 2000)
            SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2000
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                            NON-          MORRIS                      CONSOLIDATED
                                                           GUARANTOR      GUARANTOR      MATERIAL                   MORRIS MATERIAL
                                                          SUBSIDIARIES  SUBSIDIARIES  HANDLING, INC.  ELIMINATIONS  HANDLING, INC.
                                                          ------------  ------------  --------------  ------------  ---------------
Operating Activities
   Net loss                                                  $(2,449)      $  (319)       $(4,155)        $ 2,768        $(4,155)
   Add (deduct) - items not affecting cash used
     for operating activities:
   Depreciation and amortization                               2,361            74             10               -          2,445
   Amortization of debt financing costs                            -             -            585               -            585
   Equity in loss of subsidiaries                                303             -          2,449          (2,752)             -
   Gain on sale of business                                        -             -         (6,380)              -         (6,380)
   Other                                                           -             -              -             (16)           (16)
   Changes in working capital:
   Accounts receivable                                           380           425              -               -            805
   Inventories                                                (1,219)          (10)             -               -         (1,229)
   Other current assets                                         (551)          (23)             -               -           (574)
   Trade accounts payable and bank overdrafts                 (7,083)          496              -               -         (6,587)
   Accrued interest                                                -             -          5,524               -          5,524
   Other current liabilities                                   3,778          (148)         1,962               -          5,592
                                                             -------       -------        -------         -------        -------
   Net cash provided by (used for) operating activities       (4,480)          495             (5)              -         (3,990)
                                                             -------       -------        -------         -------        -------
Investment and Other Transactions
   Fixed asset additions - net                                  (318)          (16)             -               -           (334)
   Capitalized software                                         (624)            -              -               -           (624)
   Net proceeds on divestiture of business                     9,115             -              -               -          9,115
   Other - net                                                    82            (9)             6               -             79
                                                             -------       -------        -------         -------        -------
   Net cash (used for) provided by investment and other
     transactions                                              8,255           (25)             6               -          8,236
                                                             -------       -------        -------         -------        -------
Financing Activities
   Changes in short-term debt and notes payable                1,936           (16)             -               -          1,920
   (Repayments of)/Proceeds for Revolving Credit Facility
     borrowings                                                    -             -         (6,200)              -         (6,200)
   Repayments of Term Loans                                        -             -         (3,100)              -         (3,100)
   Proceeds from Acquisition Facility Line borrowings              -             -           (336)              -           (336)
   Distribution to parent                                     (8,456)          188          8,268               -              -
   Repayments of long-term debt                                  (87)            -              -               -            (87)
   Payment of fees for amendment of New Credit Facility            -             -           (133)              -           (133)
                                                             -------       -------        -------         -------        -------
   Net cash provided by (used for) financing activities       (6,607)          172         (1,501)              -         (7,936)
                                                             -------       -------        -------         -------        -------
Effect of Exchange Rate Changes on Cash and Cash                   3            (5)             -               -             (2)
                                                             -------       -------        -------         -------        -------
Increase (Decrease) in Cash and Cash Equivalents              (2,829)          637         (1,500)              -         (3,692)
Cash and Cash Equivalents
   Beginning of Period                                         2,325           104          1,500               -          3,929
                                                             -------       -------        -------         -------        -------
   End of Period                                             $  (504)      $   741        $     -         $     -        $   237
                                                             =======       =======        =======         =======        =======


                                                                                             CONSOLIDATED
                                                                  MMH                            MMH
                                                             HOLDINGS, INC.  ELIMINATIONS   HOLDINGS, INC.
                                                             --------------- -------------- ---------------
Operating Activities
   Net loss                                                      $(4,155)       $ 4,155         $(4,155)
   Add (deduct) - items not affecting cash used
     for operating activities:
   Depreciation and amortization                                       -              -           2,445
   Amortization of debt financing costs                                -              -             585
   Equity in loss of subsidiaries                                  4,155         (4,155)              -
   Gain on sale of business                                            -              -          (6,380)
   Other                                                               -              -             (16)
   Changes in working capital:
   Accounts receivable                                                 -              -             805
   Inventories                                                         -              -          (1,229)
   Other current assets                                                -              -            (574)
   Trade accounts payable and bank overdrafts                          -              -          (6,587)
   Accrued interest                                                    -              -           5,524
   Other current liabilities                                           -              -           5,592
                                                                 -------        -------         -------
   Net cash provided by (used for) operating activities                -              -          (3,990)
                                                                 -------        -------         -------
Investment and Other Transactions
   Fixed asset additions - net                                         -              -            (334)
   Capitalized software                                                -              -            (624)
   Net proceeds on divestiture of business                             -              -           9,115
   Other - net                                                         -              -              79
                                                                 -------        -------         -------


   Net cash (used for) provided by investment and other
     transactions                                                      -              -           8,236
                                                                 -------        -------         -------
Financing Activities
   Changes in short-term debt and notes payable                        -              -           1,920
   (Repayments of)/Proceeds for Revolving Credit Facility
     borrowings                                                        -              -          (6,200)
   Repayments of Term Loans                                            -              -          (3,100)
   Proceeds from Acquisition Facility Line borrowings                  -              -            (336)
   Distribution to parent                                              -              -               -
   Repayments of long-term debt                                        -              -             (87)
   Payment of fees for amendment of New Credit Facility                -              -            (133)
                                                                 -------        -------         -------
   Net cash provided by (used for) financing activities                -              -          (7,936)
                                                                 -------        -------         -------
Effect of Exchange Rate Changes on Cash and Cash                       -              -              (2)
                                                                 -------        -------         -------
Increase (Decrease) in Cash and Cash Equivalents                       -              -          (3,692)
Cash and Cash Equivalents
   Beginning of Period                                                 -              -           3,929
                                                                 -------        -------         -------
   End of Period                                                 $     -        $     -         $   237
                                                                 =======        =======         =======

Note 13 - Condensed Combined/Consolidating Financial Statements
---------------------------------------------------------------

The following condensed combined/consolidating financial statements are presented in accordance with SOP 90-7:


                               MMH HOLDINGS, INC.
                    (DEBTOR-IN-POSSESSION AS OF MAY 17, 2000)
            CONDENSED COMBINED/CONSOLIDATING STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH ENDED JANUARY 31, 2001
                                   (UNAUDITED)

                                                           Combined           Combined
                                                         Entities in       Entities not in
                                                        Reorganization     Reorganization
                                                         Proceedings         Proceedings     Eliminations     Consolidated
                                                        --------------     ---------------   ------------     ------------
Revenues
    Equipment and Part Sales                               $ 25,637            $ 16,994        $(1,931)         $ 40,700
    Service Sales                                             6,183               5,329              -            11,512
                                                           --------            --------        -------          --------
    Net sales                                                31,820              22,323         (1,931)           52,212

Cost of Sales                                                25,146              16,702         (1,931)           39,917

Selling, General  and Administrative Expenses                 8,911               5,322              -            14,233

Reorganization Items                                          2,740                 239              -             2,979
                                                           --------            --------        -------          --------
          Operating Income (Loss)                            (4,977)                 60              -            (4,917)

Loss on disposal of fixed assets                               (128)                  -              -              (128)

Interest Expense - net                                         (500)             (2,461)             -            (2,961)
                                                           --------            --------        -------          --------
Loss before Income Taxes and Minority Interest               (5,605)             (2,401)             -            (8,006)

Benefit (Provision) for Income Taxes                             73                (178)             -              (105)
    Minority Interest                                             -                   -              5                 5
Equity in Income (Loss) of Subsidiaries                      (2,579)                  -          2,579                 -
                                                           --------            --------        -------          --------
          Net loss                                           (8,111)             (2,579)         2,584            (8,106)
                                                           ========            ========        =======          ========

                               MMH HOLDINGS, INC.
                    (DEBTOR-IN-POSSESSION AS OF MAY 17, 2000)
                 CONDENSED COMBINED/CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 31, 2001
                                   (UNAUDITED)

                                                       Combined             Combined
                                                     Entities in         Entities not in
                                                    Reorganization       Reorganization
                                                     Proceedings           Proceedings        Eliminations      Consolidated
                                                    --------------       ---------------      ------------      ------------
ASSETS
 Current Assets
   Cash and cash equivalents                         $     103              $   1,791          $       -          $   1,894
   Accounts receivable - net                            33,821                 19,657                  -             53,478
   Inventories                                          21,257                 11,613                  -             32,870
   Other current assets                                  2,828                  1,169               (443)             3,554
                                                     ---------              ---------          ---------          ---------
                                                        58,009                 34,230               (443)            91,796
                                                     ---------              ---------          ---------          ---------
Intercompany accounts receivable, net                  102,827                      -           (102,827)                 -
                                                     ---------              ---------          ---------          ---------
Property, Plant and Equipment - net                     18,005                 15,896                  -             33,901
                                                     ---------              ---------          ---------          ---------
Other Assets
   Goodwill                                             16,523                  5,506                  -             22,029
   Debt financing costs                                 13,703                      -                  -             13,703
   Investment in subsidiaries                           83,306                      -            (83,306)                 -
   Other                                                 4,805                  3,781                  -              8,586
                                                     ---------              ---------          ---------          ---------
                                                       118,337                  9,287            (83,306)            44,318
                                                     ---------              ---------          ---------          ---------
                                                     $ 297,178              $  59,413          $(186,576)         $ 170,015
                                                     =========              =========          =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities Not Subject to Compromise
   Current Liabilities
   Current portion of long-term obligations          $       -              $     131          $       -          $     131
   Junior DIP Facility                                  38,000                      -                  -             38,000
   DIP Facility                                          4,325                      -                  -              4,325
   Bank overdrafts                                           -                    546                  -                546
   Trade accounts payable                                6,254                  6,415                  -             12,669
   Advance payments and progress billings                5,063                  3,254                  -              8,317
   Accrued warranties                                    1,115                  1,257                  -              2,372
   Accrued interest                                        741                      -                  -                741
   Income taxes payable                                  1,357                    674                  -              2,031
   Other current liabilities                             8,757                  8,496                  -             17,253
                                                     ---------              ---------          ---------          ---------
                                                        65,612                 20,773                  -             86,385
                                                     ---------              ---------          ---------          ---------
   Intercompany accounts payable, net                        -                103,270           (103,270)                 -
   Other Long-Term Debt                                      -                    581                  -                581
   Other Long Term Liabilities                               -                    235                  -                235
                                                     ---------              ---------          ---------          ---------
                                                        65,612                124,859           (103,270)            87,201
Liabilities Subject to Compromise                      285,848                      -                  -            285,848
Minority Interest                                            -                      -                 77                 77
Manditorily Redeemable Preferred Stock                 125,574                      -                  -            125,574
Shareholders' Equity                                  (179,856)               (65,446)           (83,383)          (328,685)
                                                     ---------              ---------          ---------          ---------
                                                     $ 297,178              $  59,413          $(186,576)         $ 170,015
                                                     =========              =========          =========          =========

                               MMH HOLDINGS, INC.
                    (DEBTOR-IN-POSSESSION AS OF MAY 17, 2000)
            CONDENSED COMBINED/CONSOLIDATING STATEMENTS OF CASH FLOW
                             AS OF JANUARY 31, 2001
                                   (UNAUDITED)


                                                                  Combined           Combined
                                                                 Entities in      Entities not in
                                                               Reorganization     Reorganization
                                                                 Proceedings        Proceedings     Eliminations      Consolidated
                                                               --------------     ---------------   ------------      ------------
Operating Activities
   Net Loss                                                        $(5,532)            $(2,579)        $    5            $(8,106)
   Add (deduct) - items not affecting cash provided by
   (used for) operating activities:
    Depreciation and amortization                                    1,184                 532              -              1,716
    Amortization of debt financing costs                               604                   -              -                604
    Deferred income taxes - net                                          -                   -              -                  -
    Loss on disposal of fixed assets                                   128                   -              -                128
    Other                                                                -                   -             (5)                (5)
   Changes in working capital:
    Accounts receivable                                              3,642                 893              -              4,535
    Inventories                                                       (979)                 36              -               (943)
    Trade accounts payable and bank overdrafts                      (2,562)             (2,631)             -             (5,193)
    Advance payments and progress billings                             396                 360              -                756
    Accrued interest                                                    59                   -              -                 59
    Other, net including intercompany balances                      (1,938)              4,047              -              2,109
                                                                   -------             -------         ------            -------
Net cash provided by (used for) operating activities,
    including reorganization items                                  (4,998)                658              -             (4,340)
                                                                   -------             -------         ------            -------
Investment and Other Transactions
   Fixed asset additions - net                                        (454)               (116)             -               (570)
   Capitalized software                                                (82)                  -              -                (82)
   Other - net                                                           -                   -              -                  -
                                                                   -------             -------         ------            -------
Net cash provided by (used for) investment and other
    transactions                                                      (536)               (116)             -               (652)
                                                                   -------             -------         ------            -------
Financing Activities
   Net (repayments of)/proceeds from DIP Facility borrowings         4,325                   -              -              4,325
   Proceeds from/(repayments of) Acquisition Facility Line
    borrowings                                                           -                   -              -                  -
   Repayments of long-term debt                                        (30)                (34)             -                (64)
                                                                   -------             -------         ------            -------
Net cash provided by (used for) financing activities                 4,295                 (34)             -              4,261
                                                                   -------             -------         ------            -------
Effect of Exchange Rate Changes on
   Cash and Cash Equivalents                                             -                  18              -                 18
                                                                   -------             -------         ------            -------
Increase (decrease) in Cash and Cash Equivalents                    (1,239)                526              -               (713)
Cash and Cash Equivalents
   Beginning of Period                                               1,342               1,265              -              2,607
                                                                   -------             -------         ------            -------
   End of Period                                                   $   103             $ 1,791         $    -            $ 1,894
                                                                   =======             =======         ======            =======

Note 14 - Subsequent Events

On February 28, 2001, the Bankruptcy Court approved procedures for the divestiture of substantially all assets of the Company's non-North American operations. On March 6, 2001, substantially all assets of the Company's United Kingdom Group were sold, including the Company's operations in Singapore and Thailand, with the exception of certain U.K. real estate holdings, and investments in the Company's operations in Australia and South Africa. In connection with these transactions, the Company's U.K. operating subsidiaries were placed in administrative receivership as a result of their inability to satisfy claims made by creditors pursuant to guarantees made by such subsidiaries under the Prepetition Credit Facility. Accordingly, these U.K. subsidiaries will not have sufficient assets to settle all recorded third party liabilities.

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

On March 30, 2001, the Company completed the sale of certain U.K. real estate holdings. A net gain of approximately $1.2 million is expected to be recognized by the Company in connection with this completed transaction.

The Company did not meet certain of the financial covenants under the DIP Facility at December 31, 2000. The Company obtained a waiver of such financial covenants through March 30, 2001. The waiver permits the Company to continue to borrow under the DIP Facility to meet its working capital requirements. The Company entered into an amendment which cured past financial covenant violations and reset financial covenants beginning April 30, 2001.

                               MMH HOLDINGS, INC.
                         MORRIS MATERIAL HANDLING, INC.
                 (Debtors - in - Possession as of May 17, 2000)
                           MANAGEMENT'S DISCUSSION AND
                              ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Financial Statements and the related notes thereto included previously in this document. The Company's fiscal year ends October 31. Consequently, any reference to any particular fiscal year means the fiscal year ended October 31 of such year. As used herein, unless the context otherwise requires, the term "Company" refers to Holdings, MMH and its subsidiaries.

GENERAL

On May 17, 2000, MMH Holdings, Inc. ("Holdings"), Morris Material Handling, Inc. and their domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' Chapter 11 cases have been consolidated for the purpose of joint administration under case number 00-2027(SLR). The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. No trustee has been appointed. An official committee of unsecured creditors (the "Creditors' Committee") was appointed by the office of the United States Trustee on May 30, 2000. Pursuant to the Bankruptcy Code, actions to collect certain prepetition indebtedness of the Debtors and other obligations against the Debtors may not be enforced. These claims are reflected in the balance sheet as "liabilities subject to compromise". In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional claims may arise from such rejection, and from the determination by the court (or agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. However, the Debtors have not yet completed their review of all their prepetition executory contracts and leases for assumption or rejection. See also
Note 4, Liabilities Subject to Compromise, and Note 8, Indebtedness, of the financial statements.

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

The Debtors will continue to incur significant costs associated with the reorganization. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect results while the Debtors operate under Chapter 11. See Note 3, Reorganization Items of the financial statements.

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

The accompanying consolidated interim financial statements of the Company have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect any adjustments that might result if the Debtors are unable to continue as a going concern. As a result of the Debtors' Chapter 11 filings, however, such matters are subject to significant uncertainty. The Debtors filed a plan of reorganization with the U.S. Bankruptcy Court on January 16, 2001. Continuing on a going concern basis is dependent upon, among other things, the Bankruptcy Court's acceptance of such plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. The accompanying consolidated interim financial statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities, (ii) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority, (iii) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan of reorganization; or (iv) adjustments to the carrying value of assets or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

The Company's consolidated interim financial statements have been presented in conformity with the AlCPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Debtors.

The Company is an international provider of "through-the-air" material handling products and services used in most manufacturing industries. The Company's original equipment operations design and manufacture a comprehensive line of industrial cranes, hoists and component products. Through its aftermarket operations, the Company provides a variety of related products and services, including replacement parts, repair and maintenance services and product modernizations. In recent years, the Company has shifted its orientation from an original equipment-focused United States manufacturer to an international full service provider with a significant emphasis on the higher margin aftermarket business. The Company's revenues are derived principally from the sale of industrial overhead cranes, component products and aftermarket products and services.

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


ACQUISITIONS AND DIVESTITURES

Acquisitions- During the three month periods ended January 31, 2001 and 2000, the Company did not make any acquisitions. During the three months ended January 31, 2000, a payment of $100,000 was made toward a fiscal 1998 purchase which was partially financed by the seller.

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

                                                             SUPPLEMENTAL DATA
                                                           (DOLLARS IN MILLIONS)

                                          Three months ended                 Three months ended
                                           January 31, 2001                   January 31, 2000
                                    ------------------------------     ------------------------------
                                                       Percent of                         Percent of
                                          $             net sales            $             net sales
                                    -------------    -------------     -------------    -------------
Net sales                             $   52.2            100.0%         $    66.7           100.0%
Cost of sales                             39.9             76.4%              50.9            76.3%
Selling, general and
      Administrative expenses             14.2             27.2%              16.8            25.1%
Reorganization items                       3.0              5.7%                -               -
Operating income (loss)                   (4.9)            -9.3%              (1.0)           -1.4%
Gain on sale of business                    -                -                 6.4             9.5%
Loss on disposal of fixed assets          (0.1)            -0.2%                -               -
Interest expense                          (3.0)            -5.7%              (7.8)          -11.6%
Tax provision                             (0.1)            -0.2%              (1.8)           -2.7%
Net loss                                  (8.1)           -15.4%              (4.2)           -6.2%

THREE MONTHS ENDED JANUARY 31, 2001 AS COMPARED TO THREE MONTHS ENDED JANUARY 31, 2000

Net sales for the three months ended January 31, 2001 ("First Quarter 2001") decreased $14.5 million or 21.7% to $52.2 million from $66.7 million for the three months ended January 31, 2000 ("First Quarter 2000"). The decrease in net sales was primarily caused by the following: (i) a decrease of $6.7 million in engineered cranes in the United States due to a slowdown in new orders; (ii) a decrease in standard cranes of $1.4 million in the United States; (iii) a decrease of $4.0 million worldwide in hoists and components; and (iv) a decrease of $2.7 milliion in service sales in the United States. In general, sales in the U.S. reflect the lower level of orders in recent months due to customers' apprehension regarding the financial stability of the Company as well as a downturn in the overall economy. These decreases were partially offset by: (i) an increase of $1.2 million in standard cranes in the United Kingdom caused by better backlog entering First Quarter 2001 than there was at the beginning of First Quarter 2000; and (ii) an increase in modernizations of $0.8 million.

Cost of sales decreased $11.0 million or 21.6% to $39.9 million in First Quarter 2001 from $50.9 million in First Quarter 2000. Cost of sales increased as a percentage of net sales from 76.3% in First Quarter 2000 to 76.4% in First Quarter 2001 due to lower selling prices as a result of competitive pressure in tight markets for all of the Company's products and services.

Selling, general and administrative expenses decreased $2.6 million or 15.5% to $14.2 million in First Quarter 2001 from $16.8 million in First Quarter 2000. The primary causes were: (i) decreased goodwill amortization due to the write-off of international goodwill in the third quarter of fiscal 2000; and
(ii) savings realized due to fiscal 2000 restructuring of the Company's workforce.

Professional fees related to the restructuring of the Company's operations and capital structure for the three months ended January 31, 2001 are included as a separate line item in the Condensed Statements of Operations and Comprehensive Loss entitled "Reorganization Items". It also includes fees paid relative to the DIP Facility financing and accrued retention plan costs.

Approximately $3.0 million in interest expense, including $0.6 million in amortization of related financing costs, was recorded in First Quarter 2001 compared to $7.8 million, including $0.6 million in amortization of related financing costs, in First Quarter 2000. The Company paid $2.3 million and $1.5 million of interest and commitment fees during the First Quarter 2001 and First Quarter 2000, respectively.

The Company's backlog of orders at January 31, 2001 was approximately $62.0 million compared to $88.0 million at January 31, 2000. Bookings in First Quarter 2001 were $54.3 million compared to $77.3 million in First Quarter 2000. The overall backlog is lower primarily due to lower level of orders as a result of the Company's current financial condition. It is also impacted by the normal variability in booking patterns for highly engineered cranes. Bookings for modernizations, standard cranes, hoists and components have been negatively impacted by the Company's filing voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

LIQUIDITY AND CAPITAL RESOURCES

The majority of the Company's sales of products and services are recorded as products are shipped or services are rendered. Revenue on certain long-term contracts is recorded using the percentage-of-completion method. Net cash flow from operations is affected by the volume of, and timing of the payments under, percentage-of-completion long-term contracts, and more recently, also by the Company's financial condition, as vendors have shortened payment terms and, in some cases, required advance payments.

Net cash flow used for operating activities for the first quarter of fiscal years 2001 and 2000, respectively, was $4.3 million and $4.0 million, respectively.

Net cash used for investment and other transactions for First Quarter 2001 was $0.7 compared to net cash provided by investment and other transactions of $8.2 million for the same period in 2000. During the first quarter of 2000, $9.1 million of cash, net of transaction costs, was provided by the sale of the Canadian brake business. This was partially offset by $0.1 million of cash used for deferred payments on previous acquisitions. Capital expenditures decreased to $0.7 million during the three months ended January 31, 2001 from $1.0 million during the three months ended January 31, 2000. These expenditures included computers and manufacturing equipment.

Net cash provided by financing activities during First Quarter 2001 was $4.3 million compared to net cash used for financing activities of $7.9 million in the first quarter of 2000. Net proceeds from DIP Facility borrowings were $4.3 million during the first three months of fiscal 2001. Net repayments during the three months ended January 31, 2000 included $6.2 million under the Revolving Credit Facility in the United States and United Kingdom and $3.4 million of principal on the Term Loan A, Term Loan B, and Acquisition Facility, mainly from the net proceeds from the sale of the Canadian brake business.

On June 15, 2000, the Bankruptcy Court approved a $35 million Debtor-in-Possession Facility ("DIP Facility") (which was subsequently reduced by agreement of the parties to $25 million) and authorized the Debtors to use their collections in the operations of their business. Pursuant to such facility, cash collected by the Company is used to repay the Term Loans, the Revolving Credit Facility Borrowings and the Acquisition Facility Line Borrowings on a pro-rata basis and these amounts are re-loaned to the Company under a Junior DIP Facility up to $38 million. The DIP and Junior DIP Facilities contain a number of covenants that, among other things, limit the Debtors' ability to create or assume liens, consolidate or merge with other entities, create, incur, or assume additional indebtedness, dispose of certain assets and make capital expenditures. The DIP and Junior DIP Facilities also require the Debtors to comply with certain financial ratios and borrowing condition tests based on monthly measurements of the latest twelve months results of operations. The first measurement date was December 31, 2000. The Company did not meet certain of the financial covenants under the DIP Facility at December 31, 2000. The Company obtained a waiver of such financial covenants through March 30, 2001. The waiver permits the Company to continue to borrow under the DIP Facility to meet its working capital requirements. On March 30, 2001, the Company entered into an amendment to the DIP Facility which cured past financial covenant violations and reset financial covenants beginning April 30, 2001. The Junior DIP Facility is junior to the DIP Facility. At January 31, 2001, $38.0 million in borrowings are outstanding under the Junior DIP Facility and $4.3 million in borrowings are outstanding under the DIP Facility. Both are classified as current obligations in the January 31, 2001 balance sheet.

The DIP and Junior DIP Facilities benefit from superpriority administrative claim status and senior and junior liens as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured prepetition claims and all other administrative expenses incurred in the Chapter 11 case. Borrowings under the DIP Facility are priced at the Alternate Base Rate of the Post-Petition Agent under the DIP Facility plus 1.5% or, at the Debtors' option, LIBOR plus 3 1/2%. Borrowings under the Junior DIP Facility are priced at the Alternate Base Rate of the Post-Petition Agent under the DIP Facility plus 2.0% or, at the Debtors' option, LIBOR plus 3 1/2%. The DIP and Junior DIP Facilities mature on the earlier of the initial maturity date of December 1, 2000, which was automatically extended to June 1, 2001, or upon confirmation of a plan of reorganization.

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

CAUTIONARY FACTORS

This report contains or may contain forward looking statements by or on behalf of Holdings and the Company. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause the Company's actual results to differ materially from those contemplated include, among others, the following:

         o Liquidity Status and Chapter 11 Filing -On May 17, 2000, Holdings, MMH and their domestic operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. See Note 1, Reorganization under Chapter 11. On May 18, 2000, the Bankruptcy Court entered an order approving $10.0 million in interim debtor-in-possession financing to the Debtors and authorizing the Debtors to utilize their collections in the operation of their business. This $10 million amount represented the initial portion under a commitment by the lenders to provide $35 million in financing (including a letter of credit facility) in connection with the Debtors' Chapter 11 cases. The full $35 million facility (which was reduced by agreement of the parties to $25 million) was approved by the Bankruptcy Court on June 15, 2000. This facility matures on the earlier of the initial maturity date of December 1, 2000, which date was automatically extended to June 1, 2001, or upon confirmation of a plan of reorganization.

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

              As of January 31, 2001, the Company had $313.5 million of indebtedness outstanding, including $98.0 million under the Prepetition Credit Facility, the DIP Facility and the Junior DIP Facility (including accrued interest) and $212.1 million evidenced by the Senior Notes (including accrued interest).

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

         o Risks Associated with International Operations - The Company has operations and assets located in Canada, Mexico, Chile, the United Kingdom, South Africa, Thailand, Australia and Singapore and is establishing joint ventures in Malaysia and Saudi Arabia. The Company also sells its products through distributors and agents in over 50 countries, some of which are merely ad hoc arrangements and may be terminated at any time. The Company's international operations (including Canada, Mexico, Chile, South Africa, Singapore, Thailand, Australia and the United Kingdom) accounted for 41.1% and 36.8% of the Company's aggregate net sales for the three months ended January 31, 2001 and 2000, respectively. Although historically, exchange rate fluctuations and other international factors have not had a material impact on the Company's business, financial condition or results of operations, international operations expose the Company to a number of risks, including currency exchange rate fluctuations, trade barriers, exchange controls, risk of governmental expropriation, political and legal risks and restrictions, foreign ownership restrictions and risks of increases in taxes. The inability of the Company, or limitations on its ability, to conduct its foreign operations or distribute its products internationally could adversely affect the Company's operations and financial performance. See Note 14, Subsequent Events.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is potentially exposed to market risk asssociated with changes in foreign exchange and interest rates. From time to time the Company will enter into derivative financial instruments to hedge these exposures. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in the Company's underlying interest rate and foreign exchange rate exposures. The Company does not enter into derivatives for speculative purposes. There have been no material changes in the Company's market risk exposures as compared to those discussed in the Company's 2000 Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

Chapter 11 Bankruptcy Filing

As a result of the bankruptcy filings, litigation relating to prepetition claims against the Debtors is stayed. See also Note 1, Reorganization under Chapter 11, of the financial statements for information regarding our bankruptcy proceedings.

General

On October 28, 1996, a strong windstorm caused significant damage to the Belview container-handling terminal at the Port of Waterford in Ireland. One container-handling crane sold by the Company's United Kingdom subsidiary was destroyed and another was seriously damaged. The two cranes were sold to the Waterford Harbour Commissioners in 1992 and commissioned for use in 1993. On October 19, 1998, the Waterford Harbour Commissioners wrote to the Company and provided a notice of arbitration, asserting breach of contract, negligence and breach of duty against the Company's United Kingdom subsidiary in connection with the destroyed and damaged cranes. The Waterford Harbour Commissioners claimed direct damages of IR(pound)8.5 million ($10.0 million based on exchange rates at January 31, 2001) and consequential damages of IR(pound)4.9 million ($5.7 million based on exchange rates at January 31, 2001. The port operator, Bell Lines, Limited, filed a similar claim against the Company's United Kingdom subsidiary in October 1999, asserting unspecified damages. Management intends to vigorously defend both matters. The Company's insurance carriers have agreed to provide defense coverage for the accident and limited indemnification if the Company is unsuccessful in defending the claims. The Company and its United Kingdom subsidiary have initiated litigation in the Milwaukee County Circuit Court against Ace American Insurance Company, AON Risk Services, Inc. of Illinois, and National Union Fire Insurance Company of Pittsburgh, Pennsylvania, seeking additional insurance coverage for indemnification obligations. While the Company believes that it will obtain a favorable resolution (either by successfully defending the claim or by obtaining insurance coverage thereon), no assurances can be made as to the final outcome of the claims. If the Company's United Kingdom subsidiary is found liable for the claims and is unable to obtain insurance coverage therefore, there could be a material adverse effect on the Company's operations and financial performance. Based upon the current status of this matter, no related liability has been accrued at January 31, 2001.

In connection with the sale of substantially all assets of the Company's United Kingdom Group in March 2001, (see also Note 14, Subsequent Events, of the financial statements) the Company's U.K. operating subsidiaries were placed in administrative receivership as a result of their inability to satisfy claims made by creditors pursuant to guarantees made by such subsidiaries under the Prepetition Credit Facility. It is not yet certain as to the impact this will have on the litigation discussed above; however, these subsidiaries will not have sufficient assets to settle all third party liabilities.

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

Item 2. Changes in Securities

        Not applicable.

Item 3. Defaults upon Senior Securities

        In advance of the Chapter 11 bankruptcy filings described in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Part I, the Debtors were unable to pay the interest on the Senior Notes.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits

                 Exhibit 27  Financial Data Schedule

        (b)      Reports on Form 8-K


                 The Registrants filed no reports on Form 8-K during the quarter ended January 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                                MMH HOLDINGS, INC.


     Date:  April 12, 2001                       /s/ David D. Smith
                                                -------------------
                                                David D. Smith
                                                Vice President  - Finance
                                                (Principal Financial Officer)



                                                MORRIS MATERIAL HANDLING, INC.


     Date:  April 12, 2001                       /s/ David D. Smith
                                                -------------------
                                                David D. Smith
                                                Vice President  - Finance
                                                (Principal Financial Officer)

   EXHIBIT
   NUMBER                      EXHIBIT DESCRIPTION
   ------                      -------------------


    27.1           Financial Data Schedule

    27.2           Financial Data Schedule